Form 10-Q
period 2011-02-28
Indigo International, Corp.
filed 2011-04-11
CIK 1505124

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 28, 2011

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-171423

INDIGO INTERNATIONAL, CORP.
(Exact name of registrant as specified in its charter)

Nevada	7380	68-0680858
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

68A Nowe Tloki Street

Wolsztyn, Poland, 64-200

(Address of principal executive offices)

Tel. +48717106630

(Issuer’s telephone number)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ]

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 11, 2011
Common Stock, $0.001	4,510,000

2 | Page

INDIGO INTERNATIONAL, CORP.

Form 10-Q

3 | Page

INDIGO INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	FEBRUARY 28, 2011	NOVEMBER 30, 2010
ASSETS
Current Assets
Cash	$ 15, 057	$ 23,254
Total current assets	15, 057	23,254
Total assets	$ 15, 057	$ 23,254
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Advance from related party	$ 274	$ 274
Total current liabilities	274	274
Total liabilities	274	274
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,510,000 shares issued and outstanding	4,510	4,510
Additional paid-in-capital	19,090	19,090
Deficit accumulated during the development stage	(8,817)	(620)
Total stockholders’ equity	14,783	22,980
Total liabilities and stockholders’ equity	$ 15, 057	$ 23,254

The accompanying notes are an integral part of these financial statements.

4 | Page

INDIGO INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	Three Months ended FEBRUARY 28, 2011	From Inception (JUNE 2, 2010) to FEBRUARY 28, 2011
Revenues	$ -	$ -

Expenses
General and administrative expenses	8,197	8,817
Net loss	$ (8,197)	$ (8,817)
Loss per common share – basic	$ (0.00)
Weighted average number of common shares outstanding-basic	4,510,000

The accompanying notes are an integral part of these financial statements.

5 | Page

INDIGO INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	Three Months ended FEBRUARY 28, 2011	From Inception (JUNE 2, 2010) to FEBRUARY 28, 2011
Operating Activities
Net loss	$ (8,197)	$ (8,817)
Net cash used in operating activities	(8,197)	(8,817)
Financing Activities
Advance from related party - Directors and stockholders	-	274
Sale of common stock	-	23,600
Net cash provided by financing activities	-	23,874
Net decrease in cash and equivalents	(8,197)	15,057
Cash and equivalents at beginning of the period	23,254	-
Cash and equivalents at end of the period	$ 15,057	$ 15,057
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

INDIGO INTERNATIONAL, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Indigo International, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 2, 2010.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through February 28, 2011 the Company has not generated any revenue and has accumulated losses of $8,817.  The Company plans to operate a consulting business in commercial cultivation of white mushrooms (agaricus bisporus), including but  not limited to consulting in process engineering, improvement of production methods, fruiting techniques, spore measurements, mushroom quality, packaging, changes in growing on different strains or developing more adequate harvesting methods, quality of raw materials, recipe, homogeneity, logistics, the process of composting and hygiene and instructing and training of staff in Poland.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $8,817 as of February 28, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At February 28, 2011, the Company's bank deposits did not exceed the insured amounts.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the period shown.

7 | Page

INDIGO INTERNATIONAL, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred advertising expense of $0 from Inception (June 2, 2010) to February 28, 2011.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted November 30 fiscal year end.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable.  When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of February 28, 2011 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

8 | Page

INDIGO INTERNATIONAL, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies.  The carrying amounts of financial instruments including cash approximate their fair value because of their short maturities.

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On June 25, 2010, the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000.  On September 10, 2010, the Company issued 960,000 shares of its common stock at $0.01 per share for total proceeds of $9,600.  On November 18, 2010, the Company issued 550,000 shares of its common stock at $0.02 per share for total proceeds of $11,000.

During the period Inception (June 2, 2010) to February 28, 2011, the Company sold a total of 4,510,000 shares of common stock for total cash proceeds of $23,600.

NOTE 3 – INCOME TAXES

As of February 28, 2011 the Company had net operating loss carry forwards of $8,817 that may be available to reduce future years’ taxable income through 2031.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – DUE TO RELATED PARTY

The Director loaned $274 to the Company on June 2, 2010. The amount is due on demand, non-interest bearing and unsecured.

9 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

INDIGO INTERNATIONAL, CORP. (“INDIGO”, "the Company", “our” or "we") was incorporated under the laws of the State of Nevada on June 2, 2010.  Our registration statement has been filed with the Securities and Exchange Commission on December 27, 2010 and has been declared effective on March 18, 2011.

CURRENT BUSINESS OPERATIONS

Indigo International, Corp. is a Poland based corporation that intends to operate a consulting business in commercial cultivation of white mushrooms (agaricus bisporus), including but  not limited to consulting in process engineering, improvement of production methods, fruiting techniques, spore measurements, mushroom quality, packaging, changes in growing on different strains or developing more adequate harvesting methods, quality of raw materials, recipe, homogeneity, logistics, the process of composting and hygiene and instructing and training of staff in Poland.

We are a development stage company and we have just recently started our operations. On September 27, 2010 Indigo International, Corp. signed the consulting agreement with “Ogrodnictwo Piotr Walkowiak” a private Polish company, specializing in commercial white mushroom cultivation. The agreement is for twelve months beginning from the effective date, September 27, 2010. As part of the agreement, the Company agreed to pay consultant fees for $75 per hour for services not exceed $2,000 per month.

10 | Page

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on June 2, 2010 to February 28, 2011.  As of February 28, 2011, we had total assets of $15,057 and total liabilities of $274.  Since our inception to February 28, 2011, we have accumulated a deficit of $8,817.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended February 28, 2011 Compared to the period from Inception (June 2, 2010) to February 28, 2011

Our net loss for the three month period ended February 28, 2011 was $8,197 compared to a net loss of $8,817 during the period from inception (June 2, 2010) to February 28, 2011. During the three month period ended February 28, 2011, we did not generate any revenue.

During the three month period ended February 28, 2011, we incurred  general and administrative expenses and professional fees of $8,197 compared to $8,817 incurred during the period from inception (June 2, 2010) to February 28, 2011. General and administrative and professional fee expenses incurred during the three month period ended February 28, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,510,000 for the three month period ended February 28,2011.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2011

As at February 28, 2011, our current assets were $15,057 compared to $23,254 in current assets at November 30, 2010. As at February 28, 2011, our current liabilities were $274. Current liabilities were comprised entirely of $274 in advance from director.

Stockholders’ equity decreased from $22,980 as of November 30, 2010 to $14,783 as of February 28, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended February 28, 2011, net cash flows used in operating activities was $8,197. Net cash flows used in operating activities was $8,817 for the period from inception (June 2, 2010) to February 28, 2011.

11 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended February 28, 2011, we did not generate net cash flows from financing activities. For the period from inception (June 2, 2010) to February 28, 2011, net cash provided by financing activities was $23,874 received from proceeds from issuance of common stock and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our November 30, 2010 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

12 | Page

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

13 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indigo International, Corp.
Dated: April 11, 2011	By: /s/ Ireneusz Antoni Nawrot
Ireneusz Antoni Nawrot, President and Chief Executive Officer and Chief Financial Officer

14 | Page