Form 10-Q
period 2011-08-31
Indigo International, Corp.
filed 2011-10-13
CIK 1505124

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2011

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 13, 2011
Common Stock, $0.001	4,510,000

2 | Page

INDIGO INTERNATIONAL, CORP.

Form 10-Q

3 | Page

INDIGO INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	AUGUST 31, 2011	NOVEMBER 30, 2010
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$ 220	$ 23,254
Prepaid expenses	5,000	-
Accounts receivable	6,100	-
Total current assets	11,320	23,254
Total assets	$ 11,320	$ 23,254
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Advance from related party	$ 274	$ 274
Total current liabilities	274	274
Total liabilities	274	274
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,510,000 shares issued and outstanding	4,510	4,510
Additional paid-in-capital	19,090	19,090
Deficit accumulated during the development stage	(12,554)	(620)
Total stockholders’ equity	11,046	22,980
Total liabilities and stockholders’ equity	$ 11,320	$ 23,254

The accompanying notes are an integral part of these financial statements.

4 | Page

INDIGO INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	Three months ended AUGUST 31, 2011	Nine months ended AUGUST 31, 2011	From Inception (JUNE 2, 2010) to AUGUST 31, 2010	From Inception (JUNE 2, 2010) to AUGUST 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$ 6,000	$ 22,000	$ -	$ 22,000

Expenses
General and administrative expenses	4,926	33,934	355	34,554
Net loss	$ (1,074)	$ (11,934)	$ (355)	$ (12,554)
Loss per common share – basic	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding-basic	4,510,000	4,510,000	2,607,473

The accompanying notes are an integral part of these financial statements.

5 | Page

INDIGO INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	Nine Months ended AUGUST 31, 2011	From Inception (JUNE 2, 2010) to AUGUST 31, 2010	From Inception (JUNE 2, 2010) to AUGUST 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$ (11,934)	$ (355)	$ (12,554)
Changes in operating assets and Liabilities:
Increase in prepaid expenses	(5,000)	-	(5,000)
Increase in accounts receivable	(6,100)	-	(6,100)
Net cash used in operating activities	(23,034)	(355)	(23,654)
Financing Activities
Advance from related party - Directors and stockholders	-	274	274
Sale of common stock	-	11,800	23,600
Net cash provided by financing activities	-	12,074	23,874
Net decrease in cash and equivalents	(23,034)	11,719	220
Cash and equivalents at beginning of the period	23,254	-	-
Cash and equivalents at end of the period	$ 220	$ 11,719	$ 220
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

INDIGO INTERNATIONAL, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2011

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Indigo International, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 2, 2010.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through August 31, 2011 the Company has generated $22,000 in revenue and has accumulated losses of $12,554.  The Company  operates a consulting business in commercial cultivation of white mushrooms (agaricus bisporus), including but  not limited to consulting in process engineering, improvement of production methods, fruiting techniques, spore measurements, mushroom quality, packaging, changes in growing on different strains or developing more adequate harvesting methods, quality of raw materials, recipe, homogeneity, logistics, the process of composting and hygiene and instructing and training of staff in Poland.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $12,554 as of August 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At August 31, 2011, the Company's bank deposits did not exceed the insured amounts.

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

AUGUST 31, 2011

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred advertising expense of $0 from Inception (June 2, 2010) to August 31, 2011.

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

Stock-Based Compensation

As of August 31, 2011 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

8 | Page

INDIGO INTERNATIONAL, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2011

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies.  The carrying amounts of financial instruments including cash approximate their fair value because of their short maturities.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-09 and believes that none of them will have a material effect on the company’s financial statements.

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

During the period Inception (June 2, 2010) to August 31, 2011, the Company sold a total of 4,510,000 shares of common stock for total cash proceeds of $23,600.

NOTE 3 – DUE TO RELATED PARTY

The Director loaned $274 to the Company on June 2, 2010. The amount is due on demand, non-interest bearing and unsecured.

NOTE 4- REVENUE

The company realized $22,000 as revenue in the period ended August 31, 2011 per agreement with Ogrodnictwo Piotr Walkowiak dated September 27, 2010 for cultivation of mushrooms.

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on June 2, 2010 to August 31, 2011.  As of August 31, 2011, we had total assets of $11,320 and total liabilities of $274.  Since our inception to August 31, 2011, we have accumulated a deficit of $12,554.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

10 | Page

Nine Month Period Ended August 31, 2011 Compared to the period from Inception (June 2, 2010) to August 31, 2011

Our net loss for the nine month period ended August 31, 2011 was $11,934 compared to a net loss of $12,554 during the period from inception (June 2, 2010) to August 31, 2011. During the nine month period ended August 31, 2011, we  generated  revenue of $16,000.

During the nine month period ended August 31, 2011, we incurred  general and administrative expenses and professional fees of $33,934 compared to $34,554 incurred during the period from inception (June 2, 2010) to August 31, 2011. General and administrative and professional fee expenses incurred during the nine month period ended August 31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,510,000 for the nine month period ended August 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2011

As at August 31, 2011, our current assets were $11,320 compared to $23,254 in current assets at November 30, 2010. As at August 31, 2011, our current liabilities were $274. Current liabilities were comprised entirely of $274 in advance from director.

Stockholders’ equity decreased from $22,980 as of November 30, 2010 to $11,046 as of August 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended August 31, 2011, net cash flows used in operating activities was $23,034 consisting of a net loss of $11,934 increase in prepaid expenses of $5,000 and increase in accounts receivable of $6,100. Net cash flows used in operating activities was $23,654 for the period from inception (June 2, 2010) to August 31, 2011.

Cash Flows from Investing Activities

For the nine month period ended August 31, 2011, we did not generate any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended August 31, 2011, we did not generate net cash flows from financing activities. For the period from inception (June 2, 2010) to August, 2011, net cash provided by financing activities was $23,874 received from proceeds from issuance of common stock and advance from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Indigo International, Corp.
Dated: October 13, 2011	By: /s/ Ireneusz Antoni Nawrot
Ireneusz Antoni Nawrot, President and Chief Executive Officer and Chief Financial Officer

14 | Page