Form 10-K
period 2011-11-30
Indigo International, Corp.
filed 2012-03-14
CIK 1505124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to  _______________________

INDIGO INTERNATIONAL, CORP.
(Exact name of registrant as specified in its charter)

Nevada	333-171423	68-0680858
(State or Jurisdiction	(Commission	(IRS Employer
of Incorporation)	File Number)	Identification No.)

Av. Nova Funchal
418 - 35th Floor, Vila Olímpia
São Paulo, Brazil, 04551-060
(Address of principal executive office)

55 11 3521 7048
(Registrant’s telephone number, including area code)

_____________________________
(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes [   ]       No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]       No [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]       No [   ]

Our shares are quoted on the Over-the-Counter Bulletin Board under the symbol “IDGR.OB”.

As of the date of this current report, we had minimum trading in our common stock, therefore no market value can be determined based on our trading prices.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.
4,510,000 common shares issued and outstanding as of March 14, 2012.

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", “Company” and "Indigo" mean Indigo International, Inc., unless otherwise indicated.

Overview

Indigo International, Corp., was founded in the State of Nevada on June 2, 2010. We are a Poland based corporation and operate a consulting business in commercial cultivation of white mushrooms (agaricus bisporus), which include but is not limited to consulting in process engineering, improvement of production methods, fruiting techniques, spore measurements, mushroom quality, packaging, changes in growing on different strains or developing more adequate harvesting methods, quality of raw materials, recipe, homogeneity, logistics, the process of composting and hygiene and instructing and training of staff in Poland. We had planned to expand our services to North American market in the future if we had the available resources and growth to warrant it. We are a development stage company and cannot state with certainty whether we will achieve profitability. We have limited revenues, have minimal assets and have incurred losses since inception. To date, our business operations have been limited to primarily, the provision of services pursuant to a consulting agreement with “Ogrodnictwo Piotr Walkowiak” a private Polish company, specializing in commercial white mushroom cultivation.

We must raise additional capital in order for our business plan to succeed. We have arranged limited fundraising. The most likely source of future funds available to us is through the sale of additional shares of common stock or debt financing. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us. Failure to raise additional financing will cause us to go out of business.

There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, development stage company and have generated minimal revenues. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns, such as increases in inventory, shipping, and marketing costs, increases in administration expenditures associated with daily operations, increases in accounting and audit fees, increases in legal fees related to filings and regulatory compliance and increases in travel expenditures. Our new director, Mr. Arouca, is considering other potential businesses for our company.

Our Current Business

We were incorporated in the State of Nevada on June 2, 2010. To date, our business operations have been limited to primarily, the development of a business plan and the signing of the service agreement with “Ogrodnictwo Piotr Walkowiak”, a private Polish company, specializing in white mushroom growing. There is no relationship between the company “Ogrodnictwo Piotr Walkowiak” we signed the service agreement with and our officer, director or affiliates. As of November 30, 2011, we have provided $22,000 in value of consulting services pursuant to the agreement. We had planned to operate a consulting business in commercial cultivation of white mushrooms (agaricus bisporus), including but not limited to consulting in process engineering, improvement of production methods, fruiting techniques, spore measurements, mushroom quality, packaging, changes in growing on different strains or developing more adequate harvesting methods, quality of raw materials, recipe, homogeneity, logistics, the process of composting and hygiene and instructing and training of staff in Poland. We had planned to expand our services to European and North American market in the future if we had the available resources and growth to warrant it. We are a development stage company and there is no guarantee that we will be able to expand our business. Our new director, Odelio Arouca, is considering other potential businesses for our company.

Commercial production of white mushrooms (agaricus bisporus) is both an art and a science with many complex and distinct stages. Mushrooms are one of the most difficult commodities to grow. Intensive labor is required to produce a consistent, high-quality crop. While white mushrooms have been grown in unused coal and limestone mines, old breweries, basements of apartment houses, natural and man-made caves, rhubarb sheds, and many other unusual structures, successful commercial mushroom growing requires special farms that are highly technical operations, complete with extensive computerized systems to monitor each point in production.

The overall white mushroom production cycle consists of Phase I and Phase II composting, spawning, spawn colonization (Phase III), casing, case run, pinning and finally harvesting. The specific criteria (temperature set points, carbon dioxide concentrations and so forth) involved in each stage will change depending on different mushroom crops and different mushroom growers, but the basic concepts and methods of mushroom production remain constant.

Because of the fact that the margin between cost price and retail price is not very significant it is very important for a grower to get the maximum yield with the highest quality. We can offer advice to commercial growers on how to achieve these goals by helping them to improve their production methods, strains, fruiting techniques, mushroom quality and packaging. We can also help with changing growing schedules, changes in growing on different strains or developing more adequate harvesting methods. The frequency of the visits can vary from several times per week to once a month, depending on the problems of the farm.

Consulting Services

Our consulting services for commercial growers of white mushrooms (agaricus bisporus) include:

  Consulting in process engineering
  Quality control
  Optimizing compost quality
  Hygiene check
  Spore measurement
  Improvement of production methods
  Improvement of fruiting techniques
  Improvement of mushroom quality
  Instructing and training of staff

Our specific areas of services include the following:

1. For clients’ existing cultivation facilities:

  Review of the current cultivation process used by client.
  Prepare a written recommendation for improvement of production methods that are appropriate for existing facility. Special consideration will be given to selecting fruiting techniques, spore measurements, mushroom quality, evaluating changes in growing different strains and sanitation. Upon client’s approval to provide necessarily instructing and training of staff.
  Upon revision of contracts with current raw material suppliers and compost suppliers prepare a written recommendation regarding cost effective possibilities of contracting new suppliers and specific terms and conditions that should be included in new contracts and agreements.
  Review of the harvesting method, packaging and storing of the product.
  Prepare a written recommendation for improvement of harvesting, packaging and storing of the product.
  After revising current contracts with product distributors prepare a written recommendation regarding marketing strategies, new distributor’s networks and logistic solutions.

2. For clients’ future cultivation facilities:

  Review client’s project program, plans, drawings and other materials.
  Prepare a written recommendation for a modern growing system. Special consideration will be given to possibilities of shortening production cycle, optimizing shelving systems, and humidification and temperature control systems, modern sanitation techniques.

3. On-Call service:

Give verbal or written recommendations or instructions via phone, mail or email regarding any client’s questions that are not mentioned above, but are related to mushroom cultivation process (as an example –instructions in case of pathogen infection or pest infestation).

Clients

Our former president and director, Ireneusz Antony Nawrot marketed our product and negotiated with potential customers. We had intended to develop and maintain a database of potential customers who may want to use our services. We expected to follow up with these clients periodically and offer them free presentations and special discounts from time to time. Our methods of communication would include: phone calls, email and regular mail. We planned to attend trade shows in our industry to showcase our services with a view to find new customers. We are now considering whether to remain in this business long term or consider other options.

Agreement

On September 27, 2010 a Service Agreement was signed with “Ogrodnictwo Piotr Walkowiak,” a Poland based company.

The agreement with Ogrodnictwo Piotr Walkowiak contains the following material terms:

2. Term of Agreement/Termination: The term of this Agreement shall be for 12 months beginning from the Effective Date, unless terminated earlier as provided herein. CLIENT may terminate this Agreement for any reason upon 20 days advance written notice to Consultant. Consultant may terminate this Agreement in the event that CLIENT commits a breach of its material obligations hereunder, upon 20 days advance written notice and where CLIENT does not cure the breach.

3. Payment: The CLIENT will pay to Indigo International, Corp. $75.00 per hour for services rendered to the CLIENT under the Agreement. CLIENT should be invoiced for consulting fees in an amount not to exceed $2,000 per month. Invoicing should be on a monthly basis, beginning after Indigo International, Corp. has completed his first four weeks of service. Under no circumstances shall Indigo International, Corp. perform work having a value (based on the agreed upon per hour rate) in excess of the maximum permitted fee. Payment by CLIENT is due within 30 days from receipt of an approved invoice. The CLIENT agrees to reimburse Indigo International, Corp. for all actual reasonable and necessary expenditures, which are directly related to the consulting services. These expenditures include, but are not limited to, expenses related to travel (i.e. airfare, hotel, temporary housing, meals, parking, mileage, etc.), telephone calls and postal expenditure. Expenses incurred by Indigo International, Corp. will be reimbursed by the CLIENT within 15 days of our proper written request for reimbursement.

4. Invoices/Reporting: All invoices submitted to CLIENT by Consultant for payment must include a written, task based report detailing the services actually and reasonably provided by Consultant to CLIENT along with the time spent by Consultant performing the same. Consultant shall certify in writing that each such invoice is complete and accurate. Payment is contingent on provision of such invoices. Consultant shall provide technical reports in accordance with the Scope of Work.

The agreement expired during the last quarter of 2011. We intend to negotiate and renew the Agreement with the Client and to find more successful contracts and businesses.

1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Because our auditors have issued a going concern opinion, there is substantial uncertainty that we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

If we do not obtain additional financing, our business will fail.

While on November 30, 2011, we had no cash on hand and prepaid expenses of $7,338, we have accumulated a deficit of $532,034 in business development and administrative expenses. Our current cash reserves are not sufficient to meet our obligations for the next twelve-month period. We anticipate that the minimum additional capital necessary to fund our planned operations for the 12-month period will be approximately $500,000 and will be needed for general administrative expenses, business development, marketing costs, support materials and costs associated with being a publicly reporting company. We have generated some revenue from operations to date. In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

We raised $200,000 in January and February of 2012 by issuing two promissory notes, gross amount of $100,000 each with interest calculated at the rate of sixteen (16%) per cent per annum from the date of advance to the date of payment. Both promissory notes are unsecured and payable on demand. We do not currently have further arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us.

The most likely source of future funds available to us is through the sale of additional shares of common stock or debt financing.

There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us. Failure to raise additional financing will cause us to go out of business. If this happens, you could lose all or part of your investment.

We have a very limited history of operations and there is no assurance our future operations will result in revenues or profitability. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on June 2, 2010, and our net loss from inception to November 30, 2011 is $532,034. We have a very limited history of operations upon which an evaluation of our future success or failure can be made.

To date, our business development activities have consisted solely of providing services pursuant to a consulting agreement with “Ogrodnictwo Piotr Walkowiak,” a private Polish company. There is no guarantee that we will be able to expand our business operations. Even if we expand our operations, at present, we do not know precisely when this will occur.

We cannot guarantee that we will be successful in generating revenues and profit in the future. Failure to generate revenues and profit will cause us to suspend or cease operations.

We face strong competition from larger and well established companies, which could harm our business and ability to operate profitably.

Our industry is competitive. There are many businesses specializing in consulting of commercial cultivation of white mushrooms in Poland and Europe and our services are not unique to their services. Even though the industry is highly fragmented, it has a number of large and well established companies, which are profitable and have developed a brand name. Aggressive marketing tactics implemented by our competitors could impact our limited financial resources and adversely affect our ability to compete in our market.

We currently have identified only one potential customer. If we do not attract new customers, we will not make a profit, which ultimately will result in a cessation of operations.

We currently have identified only one customer to use our service, a Poland based commercial mushroom cultivation company “Ogrodnictwo Piotr Walkowiak”. We have not identified any other customers and we cannot guarantee we ever will have any other customers. Even if we obtain new customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

The consulting industry of commercial white mushroom growers might be affected by general economic decline and this could adversely affect our operating results and could lead to lower revenues than expected.

The consulting industry of commercial white mushrooms (agaricus bisporus) growers might be affected by general economic decline. We expect that this could adversely affect our operating results and could lead to lower revenues than expected if the economic situation does not change for the better.

If we are unable to build and maintain our brand image and corporate reputation, our business may suffer.

We are a new company, having been formed and commenced operations only in 2010. Our success depends on our ability to build and maintain the brand image for our services. We cannot be certain that any additional expenditure on advertising and marketing will have the desired impact on our services’ brand image and on customer preferences. Our relationships with all of our customers will be new and may be terminated at any time. We need to maintain and expand our relationships with potential users of our services and effectively manage these relationships. If we fail to successfully manage our relationships with our customers, to build and maintain our brand image and corporate reputation our business may suffer.

Price competition could negatively affect our gross margins.

Price competition could negatively affect our operating results. To respond to competitive pricing pressures, we will have to offer our services at lower prices in order to retain or gain market share and customers. If our competitors offer discounts on certain services in the future, we will need to lower prices to match the competition, which could adversely affect our gross margins and operating results.

Because our sole officer has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Ireneusz Nawrot resigned as an officer and stepped down from the board. Our current director and officer Odelio Arouca will be devoting limited time to our operations. Mr. Arouca intends to devote approximately 50% (20 hours a week) of his business time to our affairs. Because our sole officer and director will be devoting limited time to our operations, our operations may be sporadic. As a result, our operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

Because our sole director and officer owns 66.52% of our issued and outstanding common stock, he could make and control corporate decisions that may be disadvantageous to minority shareholders.

Our sole director and officer, Mr. Arouca, owns approximately 66.52% of issued and outstanding shares of our common stock. Accordingly, he will be able to determine the outcome of all corporate transactions or other matters that require shareholder approval, including but not limited to, the election of directors, mergers, consolidations, and the sale of all or substantially all of our assets. He will also have the power to prevent or cause a change in control. The interests of our sole officer and director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Because the company’s headquarters are located outside the United States, U.S. investors may experience difficulties in attempting to affect service of process and to enforce judgment based upon U.S. federal securities laws against the company and its non U.S. resident officer and director.

While we are organized under the laws of State of Nevada, our sole officer and director is a non-U.S. resident and our headquarters are located outside the United States. Consequently, it may be difficult for investors to affect service of process in the United States and to enforce in the United States judgments obtained in United States courts based on the civil liability provisions of the United States securities laws. Since all our assets will be located in Poland or Brazil it may be difficult or impossible for U.S. investors to collect a judgment against us. As well, any judgment obtained in the United States against us may not be enforceable in the United States.

We do not expect to pay dividends in the foreseeable future.

We have never paid any dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, a return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Any additional funding we arrange through the sale of our common stock will result in dilution to existing shareholders.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of investors’ shares.

There is a limited trading market for our securities, and shareholders may be unable to sell their shares.

There is currently a limited market for our common stock on the Over-The-Counter Bulletin Board. It may be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

Our shares of common stock are subject to the “penny stock” rules of the securities and exchange commission and the trading market in our securities will be limited, which will make transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

The trading price of our stock may fluctuate significantly and stockholders may have difficulty reselling their shares.

There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 75,000,000 shares of common stock, of which 4,510,000 shares are issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 2.	Description of Property.

Our administrative office is located at Av. Nova Funchal 418 - 35th Floor, Vila Olímpia, São Paulo, Brazil, 04551-060

Item 3.	Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which our director, officer or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended November 30, 2011.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

We have been assigned the trading symbol of “IDGR”. The shares of common stock currently have a quote published in the OTC Bulletin Board System.

As of March 14, 2012 there were 34 shareholders and 4,510,000 shares outstanding.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares.

We issued 3,000,000 shares of our common stock to Mr. Nawrot (our former President, Chief Executive Officer, Treasurer and director) on June 25, 2010. He acquired these 3,000,000 shares at a price of $0.001 per share for total proceeds to us of $3,000. These shares were issued pursuant to Regulation S promulgated pursuant to the Securities Act of 1933. The shares were issued with a Rule 144 restrictive legend. On October 25, 2011, these shares were sold to Odelio Arouca for $30,000.

On September 10, 2010 we completed an offering of 960,000 shares of our common stock to 12 offshore investors. The total amount received from this offering was $9,600. We completed this offering pursuant to Regulation S of the Securities Act.

On November 18, 2010 we completed an offering of 550,000 shares of our common stock to six offshore investors. The total amount received from this offering was $11,000. We completed this offering pursuant to Regulation S of the Securities Act.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Our authorized capital stock consists of 75,000,000 shares of common stock, par value $0.001 per share. Our shareholders (i) have equal rateable rights to dividends from funds legally available therefore, when, as and if declared by the board of directors; (ii) are entitled to share rateably in all of the assets for distribution to holders of common stock upon liquidation, dissolution or winding up of our business affairs; (iii) do not have pre-emptive, subscription or conversion rights, and there are no redemption or sinking fund provisions or rights applicable thereto; and (iv) are entitled to one non-cumulative vote per share on all matters on which stockholders may vote. All shares of common stock now outstanding are fully paid and non-assessable.

There are no provisions in our articles of incorporation or bylaws that would delay, defer or prevent a change in control of our company or a change in type of business.

See a copy of the Articles of Incorporation and Bylaws of our company attached as exhibits to our Form S-1 filed on December 27, 2010.

Non-Cumulative Voting

The common stockholders of our company do not have cumulative voting rights, which means that the stockholders which hold more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our company's directors.

Recent Sales of Unregistered Securities

On September 10, 2010 the Company received $9,600 from subscriptions for 960,000 common shares at $0.01 per share. The shares were sold to non-U.S. persons pursuant to the provisions of Regulation S of the Securities Act of 1933.

On September 10, 2010 the Company received $11,000 from subscriptions for 550,000 common shares at $0.02 per share. The shares were sold to non-U.S. persons pursuant to the provisions of Regulation S of the Securities Act of 1933.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Transfer Agent

The registrar and stock transfer agent of the company is Island Stock Transfer, located at 15500 Roosevelt Blvd Suite 301 Clearwater, FL 33760

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management's Discussion and Analysis and Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

Cash Requirements

We estimate that we will require working capital of approximately $500,000 over the twelve months ending November 30, 2012.

We have had limited operations, and have generated revenue of $22,000 to date. We are a development stage company.

Over the next twelve months we intend to raise funds through sales of our common stock in private placements to qualified investors or we may consider alternative methods of funding such as debt financing. These funds will be used to expand our current operation and possibily acquire more profitable businesses. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been acquired through the issuance of common stock.

At November 30, 2011, we had a working capital deficit of $508,434 compared to a working capital of $22,980 at November 30, 2010.

At November 30, 2011, our total assets of $7,338 consisting of prepaid expenses of $7,338. This compares with our assets at November 30, 2010 of $23,254 consisting of cash of $23,254.

At November 30, 2011, our total liabilities were $515,772 consisting of accounts payable of $505,148, 10,349 due to Mr. Odelio Arouca and $275 due to Mr. Ireneusz Antoni Nawrot, compared to our liabilities of $274 at November 30, 2010 consisting of due to Mr. Ireneusz Antoni Nawrot of $274.

We issued 3,000,000 shares of our common stock to Mr. Nawrot on June 25, 2010. He acquired these 3,000,000 shares at a price of $0.001 per share for total proceeds to us of $3,000. On October 25, 2011, these shares were sold to Odelio Arouca for $30,000.

On September 10, 2010 we issued 960,000 shares of our common stock for total proceeds of $9,600.

On November 18, 2010 we issued 550,000 shares of our common stock for gross proceeds of $11,000.

During the period from inception on June 2, 2010 to November 30, 2010 we borrowed $274 from Mr. Ireneusz Antoni Nawrot.

On each of January 20, 2012 and February 16, 2012 the Company issued promissory notes at the gross amount of $100,000 each with interest calculated at the rate of sixteen (16%) per cent per annum from the date of advance to the date of payment. Both promissory notes are unsecured and payable on demand.

The audited financial statements have been prepared assuming that the Company will continue as a going-concern. The Company has incurred losses had limited revenues and limited capital since inception, which together raise substantial doubt about its ability to continue as a going-concern. Management plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations.

We posted losses of $531,414 for the year ended November 30, 2011, losses of $620 for the period from inception on June 2, 2010 to November 30, 2010, and losses of $532,034 since inception to November 30, 2011.

Revenue for the year ended November 30, 2011 were $22,000 compared to $nil during the period from inception on June 2, 2010 to November 30, 2010. The increase was due to the service agreement we signed on September 27, 2010 with Ogrodnictwo Piotr Walkowiak, while all services were provided in the year ended November 30, 2011.

Operating expenses for the year ended November 30, 2011 were $553,414 compared to $620 during the period from inception on June 2, 2010 to November 30, 2010. During the period from inception to December 30, 2010, we had limited activities and only incurred administrative expense of $620. During the year ended November 30, 2011 we incurred consulting fees of $469,503 in relation to search of new profitable business, general and administrative expenses of $42,796, legal, accounting and audit and auditor’s review fees of $18,518, management fees of $20,472 and bad debt expense of $2,125.

Investing Activities

Net cash used in investing activities was $Nil for our year ended November 30, 2011 compared to net cash used in investing activities of $Nil during the period from inception on June 2, 2010 to November 30, 2010.

Financing Activities

Net cash from financing activities was $nil for our year ended November 30, 2011 compared to $23,874 during the period from inception on June 2, 2010 to November 30, 2010.

We issued 3,000,000 shares of our common stock to Mr. Nawrot on June 25, 2010. He acquired these 3,000,000 shares at a price of $0.001 per share for total proceeds to us of $3,000. On October 25, 2011, these shares were sold to Odelio Arouca for $30,000.

On September 10, 2010 we issued 960,000 shares of our common stock for total proceeds of $9,600.

On November 18, 2010 we issued 550,000 shares of our common stock for gross proceeds of $11,000.

During the period from inception on June 2, 2010 to November 30, 2010 we borrowed $274 from Mr. Ireneusz Antoni Nawrot.

On each of January 20, 2012 and February 16, 2012 the Company issued promissory notes at the gross amount of $100,000 each with interest calculated at the rate of sixteen (16%) per cent per annum from the date of advance to the date of payment. Both promissory notes are unsecured and payable on demand.

Product Research and Development

We have not incurred any other research or development expenditures since our incorporation.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2012.

Employees

Currently there are no full time or part-time employees of our company. We may engage consultants to assist with management of our company and to assist with our operations. If business is successful and we experience rapid growth, our current officers and directors may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Going Concern

Due to our being a development stage company and not generated sufficient revenues, in their report on the audited financial statements for the year ended November 30, 2011, our auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Further obtaining loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Revenue Recognition

The Company recognizes revenue when there is a persuasive evidence of an arrangement, the amount of fees to be paid by the customer is fixed or determinable, products are fully delivered or services have been provided and collection is reasonably assured.

Recently Enacted Accounting Standards

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

Item 8.	Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as at November 30, 2011 and 2010

Statements of Operations for the year ended November 30, 2011, from inception (June 2, 2010) to November 30, 2010 and for the period from inception (June 2, 2010) to November 30, 2011

Statements of Stockholders' Equity (Deficit) for the period from inception (June 2, 2010) to November 30, 2011

Statements of Cash Flows for the year ended November 30, 2011, from inception (June 2, 2010) to November 30, 2010 and for the period from inception (June 2, 2010) to November 30, 2011

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Indigo International, Corp.

We have audited the accompanying balance sheets of Indigo International, Corp. (A Development Stage Company) as of November 30, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from inception (June 2, 2010) to November 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indigo International, Corp. (A Development Stage Company) as of November 31, 2011 and 2010 and the results of its operation and its cash flow for the years then ended and from inception (June 2, 2010) to November 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
March 12, 2012

INDIGO INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30,	November 30,
	2011	2010

ASSETS

Current Assets
Cash	$-	$23,254
Prepaid expenses	7,338	-
Total current assets	7,338	23,254

Total assets	$7,338	$23,254

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$505,148	$-
Accounts payable – related party	10,349	-
Advance from related party	275	274
Total current liabilities	515,772	274
Total liabilities	515,772	274

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 4,510,000 shares issued and outstanding	4,510	4,510
Additional paid-in-capital	19,090	19,090
Deficit accumulated during the development stage	(532,034)	(620)
Total stockholders’ equity (deficit)	(508,434)	22,980

Total liabilities and stockholders’ equity (deficit)	$7,338	$23,254

The accompanying notes are an integral part of these financial statements.

INDIGO INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
INCOME STATEMENTS

		From Inception	From Inception
		(June 2, 2010)	(June 2, 2010)
	Year ended	to	to
	November 30,	November 30,	November 30,
	2011	2010	2011

Revenues	$22,000	$-	$22,000

Expenses
Consulting fees	469,503	-	469,503
General and administrative	42,796	620	43,416
Professional fees	18,518	-	18,518
Management fees-related party	20,472	-	20,472
Bad debt expense	2,125	-	2,125
	553,414	620	554,034

Net loss	$(531,414)	$(620)	$(532,034)

Loss per common share – basic	$(0.12)	$(0.00)

Weighted average number of common shares outstanding-basic	4,510,000	3,381,154

The accompanying notes are an integral part of these financial statements.

INDIGO INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception (June 2, 2010) to November 30, 2011

				Deficit
				accumulated
	Number of		Additional	During
	Common		Paid-in-	development
	Shares	Amount	Capital	stage	Total
Balance at inception June 25 , 2010	-	$-	$-	$-	$-
Common shares issued for cash at $0.001 September 10, 2010	3,000,000	3,000	-	-	3,000
Common shares issued for cash at $0.01 November 18, 2010	960,000	960	8,640	-	9,600
Common shares issued for cash at $0.02	550,000	550	10,450		11,000
Net loss				(620)	(620)

Balance as of November 30, 2010	4,510,000	4,510	19,090	(620)	22,980
Net loss	-	-	-	(531,414)	(531,414)
Balance as of November 30, 2011	4,510,000	$4,510	$19,090	$(532,034)	$(508,434)

The accompanying notes are an integral part of these financial statements.

INDIGO INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		From Inception	From Inception
		(June 2, 2010)	(June 2, 2010)
	Year ended	to	to
	November 30,	November 30,	November 30,
	2011	2010	2011

Operating Activities
Net loss	$(531,414)	$(620)	$(532,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in:
Prepaid expenses	(7,338)	-	(7,338)
Accounts payable	505,149	-	505,149
Accounts payable – related party	10,349	-	10,349
Net cash used in operating activities	(23,254)	(620)	(23,874)
Financing Activities
Loans from related parties - Directors and stockholders	-	274	274
Sale of common stock	-	23,600	23,600
Net cash provided by financing activities	-	23,874	23,874

Net increase in cash and equivalents	(23,254)	23,254	-
Cash and equivalents at beginning of the period	23,254	-	-
Cash and equivalents at end of the period	$-	$23,254	$-

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Non-cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INDIGO INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Indigo International, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 2, 2010. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” Since inception (June 2, 2010) through November 30, 2011 the Company has generated $22,000 in revenue and has accumulated losses of $532,034. The Company operates a consulting business in commercial cultivation of white mushrooms (agaricus bisporus), including but not limited to consulting in process engineering, improvement of production methods, fruiting techniques, spore measurements, mushroom quality, packaging, changes in growing on different strains or developing more adequate harvesting methods, quality of raw materials, recipe, homogeneity, logistics, the process of composting and hygiene and instructing and training of staff in Poland.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $532,034 as of November 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 from Inception (June 2, 2010) to November 30, 2011.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation
As of November 30, 2011 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition
The Company recognizes revenue when there is a persuasive evidence of an arrangement, the amount of fees to be paid by the customer is fixed or determinable, products are fully delivered or services have been provided and collection is reasonably assured.

Accounts Receivable
Accounts receivables are carried at original invoice amounts less allowances made for doubtful receivables based on a review of year-end or period end accounts receivables. An allowance for doubtful accounts receivables is made and related bad debt expense is recorded when there is evidence that the Company will not be able to collect the amounts due according to original payment terms.

Fair value of financial instruments
The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. The carrying amounts of financial instruments including cash approximate their fair value because of their short maturities.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

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

During the period from inception on June 2, 2010 to November 30, 2011, the Company sold a total of 4,510,000 shares of common stock for total cash proceeds of $23,600.

NOTE 3 – RELATED PARTY TRANSATIONS AND BALANCES

A former director of the Company loaned $274 to the Company on June 2, 2010. The amount was outstanding at November 30, 2011.

During the year ended November 30, 2011, the Company incurred management fees of $20,472 to the sole director and officer of the Company. All the management fees accrued as at November 30, 2011 was paid and the outstanding balance of $10,349 was owed to the director and officer for expense reimbursement.

The amounts due to related parties are due on demand, non-interest bearing and unsecured.

NOTE 4 – REVENUE

The Company realized $22,000 as revenue during the year ended November 30, 2011 per agreement with Ogrodnictwo Piotr Walkowiak dated September 27, 2010 for cultivation of mushrooms. The agreement expired during October, 2011.

NOTE 5 – INCOME TAXES

As of November 30, 2011, the Company had net operating loss carry forwards of $532,034 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at November 30, 2011 and 2010.

	2011	2010
Deferred tax assets:
Net operating loss carry forward	$532,034	$620
Total deferred tax assets	186,212	217
Less: valuation allowance	(186,212)	(217)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of November 30, 2011 was $186,212. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2011.

Reconciliation between the statutory rate and the effective tax rate is as follows at November 30, 2011 and 2010:

	2011	2010
Federal statutory tax rate	(35.0)%	(35.0)%
Permanent difference and other	35.0%	35.0%
Effective tax rate	-%	-%

NOTE 6 – COMMITMENTS

On October 21, 2011 the Company signed an office lease agreement at Brazilian Real 4,300 (US$2,325 at exchange rate on November 30, 2011) per month expiring March 31, 2012.

On October 25, 2012, the Company signed a management agreement with a private company of which the sole director and officer is a partner for Brazilian Real 18,000 (US$9,793 at exchange rate on November 30, 2011) per month.

NOTE 7 – SUBSEQUENT EVENTS

On each of January 20, 2012 and February 16, 2012 the Company issued promissory notes at gross amount of $100,000 each with interest calculated at the rate of sixteen (16%) per cent per annum from the date of advance to the date of payment. Both promissory notes are unsecured and payable on demand.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure since inception.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

As of November 30, 2011, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to our lack of segregation of duties. Currently we have Mr. Odelio Arouca as our sole officer and director due to our limited operation size.

We are taking steps to improve our disclosure controls and procedures. As of the date of this report, we have been in the process of identifying and appointing additional qualified persons who will participate in reviewing, improving and maintaining our disclosure controls and procedures.

There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended November 30, 2011 since inception on June 2, 2010 that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. As a result of this assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2011, due to our lack of segregation of duties our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, the impact of inadequate segregation of duties over our financial reporting is not material due to our small operation with limited transactions.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

The following individuals serve as our current directors and executive officers of our company as of the date of this current report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

			Date First Elected
Name	Position Held with our Company	Age	or
			Appointed
Ireneusz Antoni Nawrot [1]	Former Director, President, Secretary and Treasurer)	50	June 2, 2010
Odelio Arouca	CEO, CFO, Secretary, Treasurer and Director	33	October 25, 2011

1 Mr. Nawrot resigned as an officer effective October 25, 2011 and resigned as a director of our company on the November 30, 2011.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ireneusz Antoni Nawrot

Mr. Nawrot obtained a Bachelor’s degree in Agriculture from the Agricultural University of Poznan (August Cieszkowski Agricultural University of Poznan), located in Poland, in June 1981. After graduation Mr. Ireneusz Antoni Nawrot has been working for various agricultural companies in Poland and Europe, whose businesses were involved in the production, processing, marketing and use of foods, fibers and byproducts from plant crops. In 1988 Mr. Nawrot opened his own agricultural company “Gospodarstwo Ogrodniczo Pieczarskie,” specializing in commercial production of white mushrooms (Agaricus bisporus). Since 1988 “Gospodarstwo Ogrodniczo Pieczarskie” is the only company Mr. Nawrot has worked for. Mr. Nawrot’s company “Gospodarstwo Orgodniczo Pieczarskie” is involved in the commercial production of mushrooms only; it is not a consulting company to the mushroom industry. Even though Mr. Nawrot has not provided consulting services to mushroom growers, he has over 22 years of experience in the mushroom growing industry. His experience, qualifications and attributes led to our appointment of Mr. Ireneusz Antoni Nawrot as a member of our Board of Directors. Mr. Nawrot resigned as an officer effective October 25, 2011 and resigned as a director of our company on the November 30, 2011.

Odelio Arouca

Mr. Arouca has over eight years of experience in private equity. Mr. Arouca worked for Pátria Investimentos, a Brazilian private equity firm partially owned by the Blackstone Group, where he had an extensive involvement in monitoring and managing of portfolio companies. Most recently, he worked as Director of New Business and Secretary of the board of directors at DASA [DASA3.SA], a successful private equity case and currently the largest medical diagnostic company in Latin America, with market capitalization of over U$3.0 billion.

Mr. Arouca has experience with mergers of businesses acquired by DASA over time. He acted in the company’s IPO and led its follow-on equity offering of approximately US$300 million. Mr. Arouca structured DASA’s Investor Relations area, representing the company worldwide. He was also responsible for structuring the issuing of US$100 million in securities used to finance further acquisitions. Mr. Arouca holds an MBA from The University of Chicago Booth School of Business and a Bachelor’s Degree in Business Administration from Fundação Getulio Vargas São Paulo - Brazil. His experience, qualifications and attributes led to our conclusion that Mr. Odelio Arouca should serve as a member of our Board of Directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Significant Employees

We are a development stage company and currently have no employees, other than our sole officer and director. We intend to hire additional employees on an as needed basis.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

(1)

filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4)

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5)

was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate;

(6)

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any Federal or State securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

(8)

was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of our directors, executive officers, previous directors and officers, 5% shareholders, or any members of the immediate families of the foregoing persons has been indebted to us since the inception of the Company on June 2, 1010.

None of the previous and current directors and officers of our company are related by blood or marriage.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended November 30, 2011, all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

We have not adopted a code of ethics at this time.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended November 30, 2011. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of November 30, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

We do not have an audit committee. Our board of directors performs the function of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

Item 11.	Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on June 2, 2010 to November 30, 2010 (our fiscal year end) and the year ended November 30, 2011.

SUMMARY COMPENSATION TABLE
							Change in
							Pension Value
							and
							Nonqualified	All
						Non-Equity	Deferred	Other
				Stock	Option	Incentive Plan	Compensation	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Ireneusz Antoni
Nawrot
former President,	2011
Treasurer, and	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary
Director [1]
Odelio Arouca
CEO, CFO,	2011	Nil	Nil	Nil	Nil	Nil	Nil	20,472	20,472
Secretary,	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Treasurer and
Director [2]

1 Mr. Nawrot resigned as an officer effective October 25, 2011 and will resign as a director of our company on the November 30, 2011.
2 Mr. Arouca joined the company as a director and officer on October 25, 2011.

On October 25, 2012, the Company signed a management agreement with a private company of which Mr. Arouca is a partner for Brazilian Real 18,000 (US$9,793 at exchange rate on November 30, 2011) per month. As at November 30, 2011 Company had incurred 20,472 in management fees to Mr. Odelio Arouca.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officer, except that our directors and executive officer may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officer, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officer to compensate such officer in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Option Plan

Currently, there are no stock option plans in favour of any officer, directors, consultants or employees of ours.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended November 30, 2011.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at November 30, 2011.

Directors Compensation

During the year ended November 30, 2011, we recorded total management fees of Brazilian Real of R$36,000 and US$20,472 to Mr. Odelio Arouca who is the sole director and officer, and no separate director fees were recorded to Mr. Arouca. There was no director fees recorded to Mr. Nawrot.

We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officer is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at March 14, 2012, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership [1]	Percent of class
Common Stock	Odelio R. Arouca Regus Continental Square, Rua Olimpíadas 205 - 4th Floor, Vila Olímpia São Paulo, Brazil 04551-000	3,000,000 Direct	66.52%
	Officer and Director as a group	3,000,000	66.52%

1 Beneficial ownership percentage is based on 4,510,000 shares of common stock as of March 14, 2011.

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 13.	Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

On October 25, 2012, the Company signed a management agreement with a private company of which Mr. Arouca is a partner for Brazilian Real 18,000 (US$9,793 at exchange rate on November 30, 2011) per month.

During the year end November 30, 2011, the Company incurred management fees of US$20,472 Mr. Arouca.

The amounts due to related parties are due on demand, non-interest bearing and unsecured.

Item 14.	Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2011 and for fiscal year ended November 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Audit Fees

The aggregate fees billed by De Joya Griffith & Company for professional services rendered for the audit of our annual financial statements and for the auditors’ review of our quarterly financial statements included in our annual report on Form 10-K and our quarterly reports on Form 10-Q for the fiscal year ended November 30, 2011 were estimated to be $10,000.

Audit Related Fees

For the fiscal year ended November 30, 2011, the aggregate fees billed for assurance and related services by De Joya Griffith & Company relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $Nil.

Tax Fees

For the fiscal year ended November 30, 2011, the aggregate fees billed by De Joya Griffith & Company, for other non-audit professional services, other than those services listed above, totalled $Nil.

We do not use De Joya Griffith & Company for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage De Joya Griffith & Company to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before De Joya Griffith & Company is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of entire Board of Directors); or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by De Joya Griffith & Company and believes that the provision of services for activities unrelated to the audit is compatible with maintaining De Joya Griffith & Company’s independence.

Item 15.	Exhibits.

Exhibit Number and Exhibit Title

Exhibit No.	Document Description

3.1	Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 filed on December 27, 2010)

3.2	By-Laws (incorporated by reference to our registration statement on Form S-1 filed on December 27, 2010)

10.1	Service Agreement with Ogrodnictwo Piotr Walkowiak (incorporated by reference to our registration statement on Form S-1 filed on December 27, 2010)

10.2	Affiliate Stock Purchase Agreement dated October 25, 2011 between Ireneusz Antoni Nawrot and Odelio Arouca (incorporated by reference to our Form 8–K filed on October 31, 2011)

99.1	Promissory Note delivered to Bay Capital A. G. dated January 20, 2012 filed on January 26, 2012

99.2	Promissory Note delivered to Bay Capital A. G. dated February 16, 2012 filed on February 24, 2012

3.2	By-Laws (incorporated by reference to our registration statement on Form S-1 filed on December 27, 2010)

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

(32)	Section 1350 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

*Attached herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIGO INTERNATIONAL, INC.

/s/ Odelio R. Arouca
Odelio R. Arouca
CEO, CFO, Secretary, Treasurer and Director

Date: March 14, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Odelio R. Arouca
Odelio R. Arouca	CEO, CFO, Secretary, Treasurer	March 14, 2012