Form 10-Q
period 2012-02-29
Indigo International, Corp.
filed 2012-04-23
CIK 1505124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2012

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________________to

INDIGO INTERNATIONAL, CORP.
(Exact name of registrant as specified in its charter)

Nevada	333-171423	68-0680858
(State or Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Av. Nova Funchal
418 - 35th Floor, Vila Olímpia
São Paulo, Brazil, 04551-060
(Address of principal executive office)

55 11 3521 7048
(Registrant’s telephone number, including area code)
_____________________________
(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,510,000 shares of common stock with par value of $0.001 outstanding as of April 23, 2012.

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INDIGO INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	February 29, 2012	November 30, 2011

ASSETS

Current Assets
Cash	$101,319	$-
Prepaid expenses	4,838	7,338
Total current assets	106,157	7,338

Total assets	$106,157	$7,338

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued interest	$495,572	$505,148
Accounts payable – related party	19,526	10,624
Promissory notes	200,000	-
Total current liabilities	715,098	515,772
Total liabilities	715,098	515,772

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,510,000 shares issued and outstanding	4,510	4,510
Additional paid-in-capital	19,090	19,090
Deficit accumulated during the development stage	(632,541)	(532,034)
Total stockholders’ deficit	(608,941)	(508,434)

Total liabilities and stockholders’ deficit	$106,157	$7,338

The accompanying notes are an integral part of these financial statements.

INDIGO INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
INCOME STATEMENTS
(Unaudited)

	Three Months Ended February 29, 2012	Three Months Ended February 28, 2011	From Inception (June 2, 2010) to February 29, 2012

REVENUES	$-	$-	$22,000

OPERATING EXPENSES
Consulting fees	16,875	-	486,378
General and administrative	23,296	46	66,712
Professional fees	6,250	6,500	24,768
Management fees	51,763	1,651	72,235
Bad debt expense	-	-	2,125
Total Operating Expenses	98,184	8,197	652,218

OPRATING LOSS	(98,184)	(8,197)	(630,218)

Other Income (Expense)
Interest expense	(2,323)	-	(2,323)
Total Other Income (Expense)	(2,323)	-	(2,323)

NET LOSS	$(100,507)	$(8,197)	$($632,541)

PER SHARE DATA
Loss per common share – basic and diluted	$(0.02)	$(0.00)
Weighted average number of common shares outstanding-basic	4,510,000	4,510,000

The accompanying notes are an integral part of these financial statements.

 INDIGO INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended February 29, 2012	Three Months Ended February 28, 2011	From Inception (June 2, 2010) to February 29, 2012

OPERATING ACTIVITIES
Net loss	$(100,507)	$(8,197)	$(632,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	2,500	-	(4,838)
Accounts payable and accrued interest	(9,576)	-	495,573
Accounts payable – related party	8,902	-	19,525
Net cash used in operating activities	(98,681)	(8,197)	(122,281)

FINANCING ACTIVITIES
Issuance of promissory notes	200,000	-	200,000
Sale of common stock	-	-	23,600
Net cash provided by financing activities	200,000	-	223,600

Net increase in cash and equivalents	101,319	(8,197)	101,319
Cash and equivalents at beginning of the period	-	23,254	-
Cash and equivalents at end of the period	$101,319	$15,057	$101,319

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

INDIGO INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Indigo International, Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-Q. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended November 30, 2011 as reported in Form 10-K, have been omitted.

Reclassifications

Certain comparative figures have been reclassified to conform to the current period’s presentation.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $632,541 as of February 29, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSATIONS

During the three months ended February 29, 2012, the Company incurred management fees of $51,763 to the sole director and officer of the Company.

As of February 29, 2012 and November 30, 2011 the Company had balances of $19,526 and $10,624, respectively owed for management fees and expense reimbursement.

NOTE 4 – PROMISSORY NOTES

On January 20, 2012 and February 16, 2012, the Company issued promissory notes for $100,000 each with interest calculated at the rate of 16% per annum. Both promissory notes are unsecured and payable on demand. During the three months ended February 29, 2012, the Company recorded interest expense of $2,323 on the two promissory notes.

NOTE 5 – COMMITMENTS

On October 21, 2011, the Company signed an office lease agreement for Brazilian Real 4,300 (US $2,525) per month expiring March 31, 2012. The lease agreement was extended on April 1, 2012 for an additional six months for Brazilian Real 4,859 (US $2,853) per month expiring September 30, 2012.

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

We are a development stage corporation. We have generated limited revenue and incurred losses since inception.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to discharge our obligations and pay for our ongoing expenses.

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

HISTORY

Indigo operates a consulting business in the agricultural industry.  We provided consulting services on commercial cultivation of white mushrooms (agaricus bisporus), including but not limited to consulting in process engineering, improvement of production methods, fruiting techniques, spore measurements, mushroom quality, packaging, changes in growing on different strains or developing more adequate harvesting methods, quality of raw materials, recipe, homogeneity, logistics, the process of composting and hygiene and instructing and training of staff in Poland.  On September 27, 2010 we signed a consulting agreement with “Ogrodnictwo Piotr Walkowiak” a private Polish company, specializing in commercial white mushroom cultivation. The agreement was for twelve months beginning from the effective date, September 27, 2010. As part of the agreement, Ogrodnictwo Piotr Walkowiak agreed to pay the Company consulting fees of $75 per hour for services not exceed $2,000 per month.

Upon expiration of our agreement with Ogrodnictwo Piotr Walkowiak, the management reviewed the market for commercial cultivation of white mushrooms, and determined there was limited demand for our services. After reviewing several options the management determined to focus on developing our consulting services in Brazil where the economy has enjoyed strong growth and agriculture is a significant component of the economy.

The management is actively searching for more profitable consulting contracts and businesses.

Mr. Ireneusz Antoni Nawrot resigned as our officer effective October 25, 2011 and resigned as our director on November 30, 2011, replaced by Mr. Odelio Arouca for both positions.

Employees

Currently there are no full time or part-time employees of our company. However, Mr. Odelio Arouca, our CEO and CFO, is a consultant of our company. If business is successful and we experience rapid growth, Mr. Arouca may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Properties

Our office is located at Av. Nova Funchal, 418 - 35th Floor, Vila Olímpia, São Paulo, Brazil, 04551-060.

Insurance

We do not maintain any insurance relating to our business or operations.

RESULTS OF OPERATION

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are a development stage company with limited operations since our inception on June 2, 2010.  From our inception to February 29, 2012, we generated consulting revenue of $22,000 and accumulated deficit of $632,541.  We cannot guarantee we will be successful in obtaining sufficient consulting contracts and expanding our business. Our business is subject to risks inherent in the establishment of a new business enterprise including limited capital resources.

We anticipate that we will continue to incur losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional financing to meet our long term operating requirements through the sale of equity or debt securities among other options.

There is no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Three Months Ended February 29, 2012 Compared to the Three Months Ended February 28, 2011

Our net loss for the three months ended February 29, 2012 was $100,507 compared to a net loss of $8,197 during the three months ended February 28, 2011.

We did not generate revenue during the three months ended February 29, 2012 or the three months ended February 28, 2011.

During the three month period ended February 29, 2012, we incurred operating expense of $98,184 compared to $8,197 for the three months ended February 28, 2011. The increase largely resulted from consulting fees of $16,875 in 2012 compared to $nil in 2011, general and administrative expense of $23,296 in 2012 compared to $46 in 2011, and management fees of $51,763 in 2012 compared to $1,651 in 2011. The increases in these expenses resulted from the increased operation scale in 2012. During 2012 we incurred interest expense of $2,323 on two promissory notes with total principal amounts of $200,000, which was absent in 2011.

The weighted average number of shares outstanding was 4,510,000 for the three month periods ended February 29, 2012 and February 28, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2012, our current assets were $106,157 consisting of cash of $101,319 and prepaid expenses of $4,839 compared to current asset of $7,338 consisting of prepaid expenses of $7,338 at November 30, 2011. As of February 29, 2012, our current liabilities were $715,098 compared to $515,772 on November 30, 2011. Current liabilities were comprised of accounts payable and accrued interest of $495,572 compared to $505,148 on November 30, 2011 and accounts payable to related party of $19,526 compared to $10,624 on November 30, 2011.  We had promissory notes of $200,000 outstanding on February 29, 2012, which was absent on November 30, 2011.

We have not generated positive cash flows from operating activities. For the three month periods ended February 29, 2012 and February 28, 2011, net cash flows used in operating activities was $98,681 and $8,197, respectively.

We have financed our operations during the three months ended February 29, 2012 primarily with the two promissory notes we issued during the period.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through further issuances of securities or debt financing. Our working capital requirements are expected to increase in line with the growth of our business.

We have commenced limited operations, and have generated revenue of $22,000 to date.  We are still a development stage corporation.

We have recently changed our target customers and management.  We intend to expand our consulting business in Brazil and consider other profitable business opportunities.

Over the next twelve months we intend to use funds currently available and additional financing totalling $250,000 to carry out our ongoing operations and to expand our operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our November 30, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our chief executive officer) and our chief financial officer to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our chief executive officer) and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our chief executive officer) and our chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to our lack of segregation of duties. Currently we have Mr. Odelio Arouca as our sole officer and director.  However, due to our limited operation size and limited number of transactions and the fact that Mr. Arouca carries out all transactions and reviews all reports, the impact of the weaknesses is immaterial.

To remediate the weaknesses in disclosure controls and procedures, we need to appoint additional qualified personnel to address inadequate segregation of duties. The remediation efforts are largely dependent upon securing additional financing to cover the costs of implementing the changes required.  If we are unsuccessful in securing such funds, remediation efforts may be adversely affected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended February 29, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number and Exhibit Title

Exhibit No.	Document Description
3.1	Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 filed on December 27, 2010)
3.2	By-Laws (incorporated by reference to our registration statement on Form S-1 filed on December 27, 2010)
10.1	Service Agreement with Ogrodnictwo Piotr Walkowiak (incorporated by reference to our registration statement on Form S-1 filed on December 27, 2010)
10.2	Affiliate Stock Purchase Agreement dated October 25, 2011 between Ireneusz Antoni Nawrot and Odelio Arouca (incorporated by reference to our Form 8–K filed on October 31, 2011)
99.1	Promissory Note delivered to Bay Capital A. G. dated January 20, 2012 filed on January 26, 2012
99.2	Promissory Note delivered to Bay Capital A. G. dated February 16, 2012 filed on February 24, 2012
3.2	By-Laws (incorporated by reference to our registration statement on Form S-1 filed on December 27, 2010)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*Attached herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indigo International, Corp.

Dated: April 23, 2012	By: /s/ Odelio Arouca
Odelio Arouca Director, President, Chief Executive Officer and Chief Financial Officer