Form 10-Q
period 2012-05-31
Indigo International, Corp.
filed 2012-07-20
CIK 1505124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2012

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period ____________to ____________

INDIGO INTERNATIONAL, CORP.
(Exact name of registrant as specified in its charter)

Nevada	333-171423	68-0680858
(State or Jurisdiction	(Commission	(IRS Employer
of Incorporation)	File Number)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,510,000 shares of common stock with par value of $0.001 outstanding as of July 20, 2012.

PART I.    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INDIGO INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	May 31, 2012	November 30, 2011

ASSETS
Current Assets
Cash	$77,924	$-
Prepaid expenses	14,838	7,338
Total current assets	92,762	7,338

Total assets	$92,762	$7,338

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued interest	$496,298	$505,148
Due to related party	275	10,624
Promissory notes	400,000	-
Total current liabilities	896,573	515,772
Total liabilities	896,573	515,772

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,510,000 shares issued and outstanding	4,510	4,510
Additional paid-in-capital	19,090	19,090
Deficit accumulated during the development stage	(827,411)	(532,034)
Total stockholders’ deficit	(803,811)	(508,434)

Total liabilities and stockholders’ deficit	$92,762	$7,338

The accompanying notes are an integral part of these unaudited financial statements.

INDIGO INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
INCOME STATEMENTS
(Unaudited)

	Three Months Ended May 31, 2012	Three Months Ended May 31, 2011	Six Months Ended May 31, 2012	Six Months Ended May 31, 2011	From Inception (June 2, 2010) to May 31, 2012

REVENUES	$-	$16,000	$-	$16,000	$22,000

OPERATING EXPENSES
Consulting fees	67,544	10,000	84,419	10,000	553,922
General and administrative	31,472	9,312	54,768	11,009	98,184
Professional fees	29,363	1,500	35,613	8,000	54,131
Management fees	57,659	-	109,422	-	129,894
Bad debt expense	-	-	-	-	2,125
Total Operating Expenses	186,038	20,812	284,222	29,009	838,256

OPRATING LOSS	(186,038)	(4,812)	(284,222)	(13,009)	(816,256)

Other Income (Expense)
Interest expense	(8,832)	-	(11,155)	-	(11,155)
Total Other Income (Expense)	(8,832)	(4,812)	(11,155)	-	(11,155)

NET LOSS	$(194,870)	$(4,812)	$(295,377)	$(13,009)	$(827,411)

PER SHARE DATA
Loss per common share – basic and diluted	$(0.04)	$(0.02)	$(0.07)	$(0.00)
Weighted average number of common shares outstanding-basic and diluted	4,510,000	4,510,000	4,510,000	4,510,000

The accompanying notes are an integral part of these unaudited financial statements.

 INDIGO INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended May 31, 2012	Six Months Ended May 31, 2011	From Inception (June 2, 2010) to May 31, 2012
OPERATING ACTIVITIES
Net loss	$(295,377)	$(13,009)	$(827,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(7,500)	(7,500)	(14,838)
Accounts receivable	-	(2,075)	-
Accounts payable and accrued interest	(8,850)	-	496,298
Accounts payable – related party	(10,349)	-	275
Net cash used in operating activities	(322,076)	(22,584)	(345,676)

FINANCING ACTIVITIES
Issuance of promissory notes	400,000	-	400,000
Sale of common stock	-	-	23,600
Net cash provided by financing activities	400,000	-	423,600

Net change in cash and equivalents	77,924	(22,584)	77,924
Cash and equivalents at beginning of the period	-	23,254	-
Cash and equivalents at end of the period	$77,924	$670	$77,924

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $827,411 as of May 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSATIONS

During the six months ended May 31, 2012, the Company incurred management fees of $109,422 to the sole director and officer of the Company.

As of May 31, 2012 and November 30, 2011 the Company had balances of $275 and $10,624, respectively owed for management fees and expense reimbursement.

NOTE 4 – PROMISSORY NOTES

During the six months ended May 31, 2012, the Company issued three promissory notes for total proceeds of $400,000 at the interest rate of 16% per annum. All three promissory notes are unsecured and payable on demand. During the six months ended May 31, 2012, the Company recorded interest expense of $11,155 on the three promissory notes.

NOTE 5 – COMMITMENTS

On October 21, 2011, the Company signed an office lease agreement for Brazilian Real 4,300 (US $2,525) per month expiring March 31, 2012. The lease agreement was extended on April 1, 2012 for an additional six months for Brazilian Real 4,859 (US $2,454) per month expiring September 30, 2012.

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

RESULTS OF OPERATION

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are a development stage company with limited operations since our inception on June 2, 2010.  From our inception to May 31, 2012, we generated consulting revenue of $22,000 and accumulated deficit of $827,411.  We cannot guarantee we will be successful in obtaining sufficient consulting contracts and expanding our business. Our business is subject to risks inherent in the establishment of a new business enterprise including limited capital resources.

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

Six Months Ended May 31, 2012 Compared to the Six Months Ended May 31, 2011

Our net loss for the six months ended May 31, 2012 was $295,377 compared to a net loss of $13,009 during the six months ended May 31, 2011.

We did not generate revenue during the six months ended May 31, 2012; we generated revenue of $16,000 during the six months ended May 31, 2011.

During the six month period ended May 31, 2012, we incurred operating expense of $284,222 compared to $29,009 for the six months ended May 31, 2011. The increase largely resulted from consulting fees of $84,419 in 2012 compared to $10,000 in 2011, general and administrative expense of $54,768 in 2012 compared to $11,009 in 2011, legal, accounting and auditors’ audit and review fees of $35,613 in 2012 compared to $8,000 in 2011, and management fees of $109,422 in 2012 compared to $nil in 2011. The increases in these expenses resulted from the increased operation scale in 2012. During 2012 we incurred interest expense of $11,155 on three promissory notes with total principal amounts of $400,000 issued in 2012, which was absent in 2011.

The weighted average number of shares outstanding was 4,510,000 for the six month periods ended May 31, 2012 and May 31, 2011.

Three Months Ended May 31, 2012 Compared to the Three Months Ended May 31, 2011

Our net loss for the three months ended May 31, 2012 was $194,870 compared to a net loss of $4,812 during the three months ended May 31, 2011.

We did not generate revenue during the three months ended May 31, 2012; we generated revenue of $16,000 during the three months ended May 31, 2011.

During the three month period ended May 31, 2012, we incurred operating expense of $186,038 compared to $20,812 for the three months ended May 31, 2011. The increase largely resulted from consulting fees of $67,544 in 2012 compared to $10,000 in 2011, general and administrative expense of $31,472 in 2012 compared to $9,312 in 2011, legal, accounting and auditors’ review fees of $29,363 compared to $1,500 in 2011, and management fees of $57,659 in 2012 compared to $nil in 2011. The increases in these expenses resulted from the increased operation scale in 2012. During 2012 we incurred interest expense of $8,832 on three promissory notes with total principal amounts of $400,000 issued in 2012, which was absent in 2011.

The weighted average number of shares outstanding was 4,510,000 for the three month periods ended May 31, 2012 and May 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2012, our current assets were $92,762 consisting of cash of $77,924 and prepaid expenses of $14,838 compared to current asset of $7,338 consisting of prepaid expenses of $7,338 at November 30, 2011. As of May 31, 2012, our current liabilities were $896,573 compared to $515,772 on November 30, 2011. Current liabilities were comprised of accounts payable and accrued interest of $496,298 compared to $505,148 on November 30, 2011 and accounts payable to related party of $275 compared to $10,624 on November 30, 2011.  We had promissory notes of $400,000 outstanding on May 31, 2012, which was absent on November 30, 2011.

We have not generated positive cash flows from operating activities. For the six month periods ended May 31, 2012 and 2011, net cash flows used in operating activities were $322,076 and $22,584, respectively.

We have financed our operations during the six months ended May 31, 2012 primarily with the three promissory notes we issued during the period for total proceeds of $400,000.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended May 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number and Exhibit Title

Exhibit No.	Document Description

3.1	Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 filed on December 27, 2010)

3.2	By-Laws (incorporated by reference to our registration statement on Form S-1 filed on December 27, 2010)

10.1	Service Agreement with Ogrodnictwo Piotr Walkowiak (incorporated by reference to our registration statement on Form S-1 filed on December 27, 2010)

10.2	Affiliate Stock Purchase Agreement dated October 25, 2011 between Ireneusz Antoni Nawrot and Odelio Arouca (incorporated by reference to our Form 8–K filed on October 31, 2011)

99.1	Promissory Note delivered to Bay Capital A. G. dated January 20, 2012 filed on January 26, 2012

99.2	Promissory Note delivered to Bay Capital A. G. dated February 16, 2012 filed on February 24, 2012

99.3*	Promissory Note delivered to Bay Capital A. G. dated May 22, 2012

3.2	By-Laws (incorporated by reference to our registration statement on Form S-1 filed on December 27, 2010)

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

(32)	Section 1350 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Indigo International, Corp.

Dated: July 20, 2012	By:	/s/ Odelio Arouca
Odelio Arouca
Director, President, Chief Executive Officer and Chief Financial Officer