Form 10-Q
period 2012-08-31
Indigo International, Corp.
filed 2012-10-15
CIK 1505124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒              Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2012

☐              Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________________to

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

Yes  ☒       No  ☐

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

Yes   ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,510,000 shares of common stock with par value of $0.001 outstanding as of October 15, 2012.

PART I.               FINANCIAL INFORMATION

Item 1.                 Financial Statements

INDIGO INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	August 31, 2012	November 30, 2011

ASSETS

Current Assets
Cash	$25,321	$-
Prepaid expenses	7,338	7,338
Total current assets	32,659	7,338

Total assets	$32,659	$7,338

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued interest	$519,164	$505,148
Due to related party	275	10,624
Promissory notes	400,000	-
Total current liabilities	919,439	515,772
Total liabilities	919,439	515,772

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,510,000 shares issued and outstanding	4,510	4,510
Additional paid-in-capital	19,090	19,090
Deficit accumulated during the development stage	(910,380)	(532,034)
Total stockholders’ deficit	(886,780)	(508,434)

Total liabilities and stockholders’ deficit	$32,659	$7,338

The accompanying notes are an integral part of these unaudited financial statements.

INDIGO INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
INCOME STATEMENTS
(Unaudited)

	Three Months Ended August 31, 2012	Three Months Ended August 31, 2011	Nine Months Ended August 31, 2012	Nine Months Ended August 31, 2011	From Inception (June 2, 2010) to August 31, 2012

REVENUES	$-	$6,000	$-	$22,000	$22,000

OPERATING EXPENSES
Consulting fees	-	-	84,419	10,000	553,922
General and administrative	22,409	3,175	77,177	14,184	120,593
Professional fees	9,600	1,750	45,213	9,750	63,731
Management fees	34,960	-	144,382	-	164,854
Bad debt expense	-	-	-	-	2,125
Total Operating Expenses	66,969	4,925	351,191	33,934	905,225

OPRATING LOSS	(66,969)	1,075	(351,191)	(11,934)	(883,225)

Other Income (Expense)
Interest expense	(16,000)	-	(27,155)	-	(27,155)
Total Other Income (Expense)	(16,000)	-	(27,155)	-	(27,155)

NET LOSS	$(82,969)	$1,075	$(378,346)	$(11,934)	$(910,380)

PER SHARE DATA
Loss per common share – basic and diluted	$(0.02)	$(0.00)	$(0.08)	$(0.00)
Weighted average number of common shares outstanding-basic and diluted	4,510,000	4,510,000	4,510,000	4,510,000

The accompanying notes are an integral part of these unaudited financial statements.

INDIGO INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended August 31, 2012	Nine Months Ended August 31, 2011	From Inception (June 2, 2010) to August 31, 2012

OPERATING ACTIVITIES
Net loss	$(378,346)	$(11,934)	$(910,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	(5,000)	(7,338)
Accounts receivable	-	(6,100)	-
Accounts payable and accrued interest	14,016	-	519,165
Accounts payable – related party	(10,349)	-	274
Net cash used in operating activities	(374,679)	(23,034)	(398,279)

FINANCING ACTIVITIES
Issuance of promissory notes	400,000	-	400,000
Sale of common stock	-	-	23,600
Net cash provided by financing activities	400,000	-	423,600

Net change in cash and equivalents	25,321	(23,034)	25,321
Cash and equivalents at beginning of the period	-	23,254	-
Cash and equivalents at end of the period	$25,321	$220	$25,321

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

INDIGO INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Indigo International, Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-Q. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended November 30, 2011 as reported in the Company’s most recent Annual Report on Form 10-K, have been omitted.

Reclassifications

Certain comparative figures have been reclassified to conform to the current period’s presentation.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $910,380 as of August 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSATIONS

During the nine months ended August 31, 2012, the Company incurred management fees of $144,382 to the sole director and officer of the Company.

As of August 31, 2012 and November 30, 2011 the Company had balances of $275 and $10,624, respectively owed for management fees and expense reimbursement to its sole director and officer.

NOTE 4 – PROMISSORY NOTES

During the nine months ended August 31, 2012, the Company issued three promissory notes for total proceeds of $400,000 at the interest rate of 16% per annum. All three promissory notes are unsecured and payable on demand. During the nine months ended August 31, 2012, the Company recorded interest expense of $27,155 on the three promissory notes.

NOTE 5 – COMMITMENTS

On October 21, 2011, the Company signed an office lease agreement for Brazilian Real 4,300 (US $2,525) per month expiring March 31, 2012. The lease agreement was extended on April 1, 2012 for an additional six months for Brazilian Real 4,859 (US $2,454) per month. The extension expired September 30, 2012 and the lease is currently on a month-to-month basis.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

HISTORY

Indigo operates a consulting business in the agricultural industry.  We provided consulting services on commercial cultivation of white mushrooms (agaricus bisporus), including but not limited to consulting in: process engineering, improvement of production methods, fruiting techniques, spore measurements, mushroom quality, packaging, changes in growing different strains or developing more adequate harvesting methods, improving on the quality of raw materials, recipes, homogeneity, logistics, the process of composting and hygiene and instructing and training of staff in Poland.  On September 27, 2010 we signed a consulting agreement with “Ogrodnictwo Piotr Walkowiak” a private Polish company, specializing in commercial white mushroom cultivation. The agreement was for twelve months. As part of the agreement, Ogrodnictwo Piotr Walkowiak agreed to pay the Company consulting fees of $75 per hour for services not exceed $2,000 per month.

Upon expiration of our agreement with Ogrodnictwo Piotr Walkowiak, management reviewed the market for commercial cultivation of white mushrooms, and determined there was limited demand for our services in Poland, where our current business was focused. After reviewing several options, management determined to focus on developing our consulting services in Brazil where agriculture is a significant component of the economy.

Additionally, management has been actively searching for new consulting contracts and opportunities.

Mr. Ireneusz Antoni Nawrot resigned as our officer effective October 25, 2011 and resigned as our sole director on November 14, 2011. On October 25, 2011, we appointed Odelio Arouca as our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

Properties

Our office is located at Av. Nova Funchal, 418 - 35th Floor, Vila Olímpia, São Paulo, Brazil, 04551-060. Our phone number is 55-11-3521-7048. We do not have other properties.

RESULTS OF OPERATION

There is limited historical financial information about us upon which to base an evaluation of our performance. We are a development stage company incorporated on June 2, 2010.  From our inception to August 31, 2012, we generated consulting revenue of $22,000 and accumulated deficit of $910,380.  We cannot guarantee we will be successful in obtaining sufficient consulting contracts and expanding our business. Our business is subject to risks inherent in the establishment of a new business enterprise including limited capital resources.

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

Nine Months Ended August 31, 2012 Compared to the nine Months Ended August 31, 2011

Our net loss for the nine months ended August 31, 2012 was $378,346, increased from a net loss of $11,934 during the nine months ended August 31, 2011, as a result of decreased revenue and increased operating expenses and interest expense.

We generated revenue of $22,000 during the nine months ended August 31, 2011 in accordance with our service agreement with Ogrodnictwo Piotr Walkowiak, a Poland based company. This service agreement expired in September, 2011. During the nine months ended August 31, 2012 we did not have service agreement in place and did not generate revenue.

During the nine month period ended August 31, 2012, we incurred operating expense of $351,191, increased from $33,934 for the nine months ended August 31, 2011. The increase largely resulted from consulting fees of $84,419 in 2012 increased from $10,000 in 2011, general and administrative expense of $77,177 in 2012 increased from $14,184 in 2011, legal, accounting and auditors’ audit and review fees of $45,213 in 2012 increased from $9,750 in 2011, and management fees of $144,382 in 2012 increased from $Nil in 2011. The increases in these expenses resulted from our expanded operation scale in 2012. During 2012 we incurred interest expense of $27,155 on three promissory notes issued in 2012 with total principal amounts of $400,000, which was absent in 2011.

Three Months Ended August 31, 2012 Compared to the Three Months Ended August 31, 2011

Our net loss for the three months ended August 31, 2012 was $82,969 compared to a net income of $1,075 during the three months ended August 31, 2011, as a result of decreased revenue and increased operating expenses and interest expense.

We generated revenue of $6,000 during the three months ended August 31, 2011 in accordance with our service agreement with Ogrodnictwo Piotr Walkowiak, a Poland based company. This service agreement expired in September, 2011. During the three months ended August 31, 2012 we did not have service agreement in place and did not generate revenue.

During the three months ended August 31, 2012, we incurred operating expense of $66,969 increased from $4,925 for the three months ended August 31, 2011. The increase largely resulted from general and administrative expense of $22,409 in 2012 increased from $3,175 in 2011, legal, accounting and auditors’ review fees of $9,600 increased from $1,750 in 2011, and management fees of $34,960 in 2012 increased from $Nil in 2011. The increases in these expenses resulted from the expanded operation scale in 2012. During 2012 we incurred interest expense of $16,000 on three promissory notes issued in 2012 with total principal amounts of $400,000, which was absent in 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2012, our current assets were $32,659 consisting of cash of $25,321 and prepaid expenses of $7,338 compared to current assets of $7,338 consisting of prepaid expenses of $7,338 at November 30, 2011.

As of August 31, 2012, our current liabilities were $919,439, increased from $515,772 on November 30, 2011. Current liabilities were comprised of accounts payable and accrued interest of $519,164 compared to $505,148 on November 30, 2011 and accounts payable to related party of $275 compared to $10,624 on November 30, 2011.  We had promissory notes with a principal balance of $400,000 outstanding on August 31, 2012, which was $Nil on November 30, 2011.

We have not generated positive cash flows from operating activities. For the nine month periods ended August 31, 2012 and 2011, net cash flows used in operating activities were $374,679 and $23,034, respectively.

We have financed our operations during the nine months ended August 31, 2012 primarily with the three promissory notes we issued during the period for total proceeds of $400,000.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through further issuances of securities or debt financing. Our working capital requirements are expected to increase in line with the growth of our business.

We have generated revenue of $22,000 to date.  We are still a development stage corporation.

Over the next twelve months we believe we will need $250,000 to carry out our ongoing operations and to expand our operations which will come from funds currently available and additional financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our audited financial statements for our fiscal year ended November 30, 2011 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our Chief Financial Officer to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to our lack of segregation of duties. Currently, Mr. Odelio Arouca is our sole officer and director.  However, due to our limited operation size and limited number of transactions and the fact that Mr. Arouca carries out all transactions and reviews all reports, the impact of the weaknesses is immaterial.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended August 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

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

Indigo International, Corp.

Dated: October 15, 2012	By:	/s/ Odelio Arouca
Odelio Arouca Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)