Form 10-K
period 2012-11-30
Berkshire Homes, Inc.
filed 2013-02-15
CIK 1505124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

BERKSHIRE HOMES, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-171423	68-0680858
(State or Jurisdiction	(Commission	(IRS Employer
of Incorporation)	File Number)	Identification No.)

2375 East Camelback Road, Suite 600
Phoenix, AZ 85016
 (Address of principal executive offices)

(602) 387-5393
(Registrant’s telephone number, including area code)

_____________________________
(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:  Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Our common stock is quoted on the OTC Bulletin Board under the symbol “BKSH”.

As of the date of this Annual Report, the Registrant had minimum trading in its common stock, therefore no market value can be determined based on the trading prices of the Registrant’s common stock for its most recently completed second quarter.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

4,510,000 common shares issued and outstanding as of February 14, 2013.

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

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

As used in this annual report, the terms "we", "us", "our", “Company” and "Berkshire" mean Berkshire Homes, Inc., unless otherwise indicated.

Overview

We were incorporated in the State of Nevada on June 2, 2010 under the name “Indigo International, Corp.” Effective November 16, 2012, Odelio Arouca resigned as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and Llorn Kylo was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. Additionally, on November 16, 2012, Mr. Kylo was appointed to our Board of Directors. Immediately upon Mr. Kylo’s appointment to the Board of Directors, Mr. Odelio resigned from his position as a director. On December 4, 2012, our majority shareholder and our board of directors approved an amendment to our Articles of Incorporation for the purpose of changing our name to “Berkshire Homes, Inc.” Prior to our change of management, we operated a consulting business in commercial cultivation of white mushrooms (agaricus bisporus). Following this change in management, we determined it to be in our best interest to change our business focus to that of a company that acquires and rehabilitates distressed residential real estate in the United States. Distressed residential real estate is property that is under a foreclosure order or is advertised for sale by its mortgagee.  Distressed property can sometimes be purchased at below market value.  Our model is to acquire properties at below market value, rehabilitate them, and then sell or lease (rent) them, depending on which approach will generate the highest return.  We are a development stage company and there is no guarantee that we will be able to expand our business, given the lack of revenues and operations to date. We have minimal assets and have incurred losses since inception. It is likely that we will not be able to achieve profitability and might need to cease operations due to the lack of funding.

We plan to engage in the acquisition, development, rehabilitation, and resale or lease (rental) of distressed residence real estate. We believe that our experience and resources will enable us to acquire real estate properties at a favorable price. We are reviewing real estate opportunities with a view toward acquiring those which we believe have potential for profits. We will likely need to raise additional capital to make any such acquisition. There is no assurance that we will succeed in acquiring any real estate or that we will profit from the real estate that we acquire.

In addition, we plan to invest in both debt and equity securities of REITs. We may, from time to time, purchase these securities on margin when the interest and dividend yields exceed the cost of the funds. This securities portfolio, to the extent not pledged to secure borrowings, provides us with liquidity and additional income. Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities. There is no guarantee that we will profit from these securities.

Our business model is to assemble a portfolio of below market value distressed residential real estate nationwide, rehabilitate those properties, and then sell or rent them at a profit. These properties will be assembled at foreclosure auctions, short sales, direct from financial institutions, and from the Federal Deposit Insurance Corporation. Our model is to only buy properties at deep discounts to market prices. Each property will be rehabilitated to give it a modern and refreshed feel. This typically includes, but is not limited to, paint, tiles, carpet, appliances, landscaping etc. Our model is to not purchase homes built prior to 2004 or that are in need of major, mechanical, structural, or electrical rehabilitation. Once the homes have been rehabilitated, market analytics are used to determine short and long term goals for each property. Typically, if a 30% or greater return on investment can be achieved, the home will be liquidated. However, if greater profit can be realized by holding the property we will lease it to a tenant. Both strategies are effective at maximizing returns. The short-term strategy can potentially provide high returns and quick turnover, while the long-term leasing strategy can potentially provide strong capitalization rates and appreciation potential, provided as the United States housing market normalizes back to pre- 2007 pricing.

We will have to raise additional capital to continue to purchase residential properties. We have no third party commitments for the capital we will require for these planned investments. Although real estate investing is marked by its cycles, there can be no assurances that the housing market in general and the market will improve in the future.

In analyzing the potential development of a particular project, we evaluate the geographic, demographic, economic, and financial data, including:

-	Households, population and employment growth;
-	Prevailing rental and occupancy rates in the market area, and possible growth in those rates; and
-	Location of the property in respect to schools and public transportation.

Recent Developments

On January 11, 2013, we filed an Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to, among other things, change our authorized capital stock to Five Hundred and Twenty Million (520,000,000) shares, consisting of Five Hundred Million (500,000,000) shares of Common Stock, $0.0001 par value per share and Twenty Million (20,000,000) shares of “blank-check” Preferred Stock, $0.0001 par value per share.

On January 11, 2013, our board of directors approved the amendment and restatement of our bylaws.

Clients

We do not currently have any customers. We expect that our potential clients will consist of, first time homebuyers, young professionals, young families, retirees, and newcomers to the area market.

Competition

Our competitors will include other investors in real estate looking for attractive investment opportunities. These investors include other “equity” investors, real estate investment trusts, limited partnerships, syndications and private investors, among others. Competition in the market areas in which the Company operates is significant and affects the Company’s ability to acquire or expand properties. We will not be differentiating ourselves from the foregoing, but merely competing with them. Our competitive position within the industry is negligible in light of the fact that we have not started our operations. Older, well-established companies, companies with substantial customer bases, longer operating histories and better financial positions currently attract customers. Since we are a development stage company, we cannot compete with them on the basis of reputation. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, client database, marketing, service, technical and other resources.  Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. At this time, our principal method of competition will be through personal contact with potential clients.

Insurance

We do not maintain any insurance.  However, we intend to maintain insurance in the future if management believes it is in the best interests of the Company.  Because we do not currently have any insurance, if we are made party to an action, we may not have sufficient funds to defend the litigation.  If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

Mr. Llorn Kylo, our CEO and CFO, is our sole employee. If business is successful and we experience rapid growth, we may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to real estate in any jurisdiction in which we would conduct activities. Local zoning and use laws, environmental statutes and other governmental requirements may restrict our activities.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Offices

Our office is currently located at 2375 East Camelback Road, Suite 600, Phoenix, AZ 85016.  Our telephone number is 602-387-5393.

Going Concern

We have funded our initial operations through the issuance of 4,510,000 shares of capital stock for net proceeds to us of $23,600, the sale of four promissory notes in the aggregate principal amount of $500,000 (of which $100,000 was raised subsequent to November 30, 2012), and cash proceeds of $19,875 generated from providing consulting service from inception to date. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the fiscal year ended November 30, 2012, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to continue to seek financing on favourable terms; however, there is no assurance that such financing can be obtained on favourable terms. If we are unable to generate sufficient revenue or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations.

Item 1A.  Risk Factors

Risks related to our Business and Industry

Our business and financial results are affected by local real estate conditions in areas where we own properties.

We may be affected adversely by general economic conditions and local real estate conditions. For example, an oversupply of residential properties in a local area or a decline in the attractiveness of our properties to buyers and potential buyers would have a negative effect on us.

Other factors that may affect general economic conditions or local real estate conditions include:

o	population and demographic trends;
o	employment and personal income trends;
o	zoning, use and other regulatory restrictions;
o	income tax laws;
o	changes in interest rates and availability and costs of financing;
o	competition from other available real estate; and
o	increased operating costs, including insurance premiums, utilities and real estate taxes, which may not be offset by increased real estate prices.

We may be unable to compete with our larger competitors and other alternatives available to tenants or potential tenants of our properties.

The real estate business is highly competitive. We compete for properties with other real estate investors and purchasers, including other real estate investment trusts, limited partnerships, syndications and private investors, many of whom have greater financial resources, revenues and geographical diversity than we have. We also compete with a wide variety of institutions and other investors for capital funds necessary to support our investment activities and asset growth.  To the extent that we are unable to effectively compete in the marketplace, our business may be adversely affected.

We are subject to significant regulation that inhibits our activities and may increase our costs.

Local zoning and use laws, environmental statutes and other governmental requirements may restrict expansion, rehabilitation and reconstruction activities. These regulations may prevent us from taking advantage of economic opportunities. Legislation such as the Americans with Disabilities Act may require us to modify our properties at a substantial cost and noncompliance could result in the imposition of fines or an award of damages to private litigants. Future legislation may impose additional requirements. We may incur additional costs to comply with any future requirements.

Because our auditors have issued a going concern opinion, there is substantial uncertainty that we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, if we do not generate revenues from our operations or if we do not receive adequate funding, we may have to cease operations and you could lose your investment.

If we do not obtain additional financing, our business will fail.

On November 30, 2012, we had no assets and an accumulated a deficit of $979,343 in business development and administrative expenses. Our current cash reserves are not sufficient to meet our obligations for the next twelve-month period. We anticipate that the minimum additional capital necessary to fund our planned operations for the 12-month period will be approximately $500,000 and will be needed for general administrative expenses, business development, marketing costs, support materials and costs associated with being a publicly reporting company. We have generated some revenue from operations to date. In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

We raised $400,000 during the year ended November 30, 2012 by selling three promissory notes with interest calculated at the rate of sixteen (16%) per cent per annum from the date of advance to the date of payment. All three promissory notes are unsecured and payable on demand. On February 4, 2013 we raised an additional $100,000 by selling a promissory note with the same terms. We do not currently have further arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us.

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

We were incorporated on June 2, 2010, and our net loss from inception to November 30, 2012 is $979,343. We have a very limited history of operations upon which an evaluation of our future success or failure can be made. There is no guarantee that we will be able to expand our business operations. Even if we expand our operations, at present, we do not know precisely when this will occur. We cannot guarantee that we will be successful in generating revenues and profit in the future. Failure to generate revenues and profit will cause us to suspend or cease operations.

If we are unable to build and maintain our brand image and corporate reputation, our business may suffer.

We are a new company, having been formed and commenced operations only in 2010. Our success depends on our ability to build and maintain the brand image for our company. We cannot be certain that any additional expenditure on advertising and marketing will have the desired impact on our brand image and on purchaser preferences. We need to maintain and expand our relationships with potential purchasers and business partners and effectively manage these relationships. If we fail to successfully manage our relationships with purchasers and our business partners, to build and maintain our brand image and corporate reputation our business may suffer.

Because our sole director and officer owns 66.52% of our issued and outstanding common stock, he could make and control corporate decisions that may be disadvantageous to minority shareholders.

Our sole director and officer, Mr. Kylo, owns approximately 66.52% of issued and outstanding shares of our common stock. Accordingly, he will be able to determine the outcome of all corporate transactions or other matters that require shareholder approval, including but not limited to, the election of directors, mergers, consolidations, and the sale of all or substantially all of our assets. He will also have the power to prevent or cause a change in control. The interests of our sole officer and director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

We lack proper internal controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has identified certain material weaknesses relating to our internal controls and procedures. Due to the size and nature of the Company, segregation of all conflicting duties may not always be possible or economically feasible. However, to the extent possible, management plans to implement procedures to assure the initiation of transactions, the custody of assets, the recording of transactions and the approval of reports will be performed by separate individuals. We believe that the foregoing steps will remediate the deficiencies identified and we continue to monitor the effectiveness of these steps and make any changes that management deems appropriate. Additionally, management compensates for the lack of segregation of duties by employing close involvement of management in day to day operations and outsourcing to financial consultants, thereby minimizing the materiality of the impact of such limitations.

Risks Relating to our Common Stock

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

There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) lack of funding generated for operations; (vi) investor perception of our industry or our prospects; and (vii) general economic trends.

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

We are authorized to issue up to 500,000,000 shares of common stock, of which 4,510,000 shares are issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

Item 2.  Properties.

We lease approximately 400 square feet of office space at 2375 East Camelback Road, Suite 600, Phoenix, AZ 85016. The lease expires on January 1, 2014 and provides for a rent of $142.35 per month.

Item 3.  Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no market for our shares. We cannot give you any assurance that the shares will ever have a market or that if a market for our shares ever develops, that you will be able to sell your shares. In addition, even if a public market for our shares develops, there is no assurance that a secondary public market will be sustained.

We were originally assigned the trading symbol of “IDGR”. The shares of common stock currently have a quote published in the OTC Bulletin Board System. On December 4, 2012, we changed our name from “Indigo International, Corp.” to “Berkshire Homes, Inc.” In connection with the name change, we changed our trading symbol and commencing on December 13, 2012, our common stock has been quoted on the OTC Bulletin Board under the symbol “BKSH”. As of February 14, 2013, no shares of our common stock have traded.

Stockholders of Our Common Shares

As of February 15, 2013, we have 43 shareholders of record and 4,510,000 shares outstanding.

Transfer Agent

The transfer agent for our common stock is Island Stock Transfer, located at 15500 Roosevelt Blvd Suite 301 Clearwater, FL 33760.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent sales of unregistered securities.

There were no sales of unregistered securities during the year ended November 30, 2012.

Item 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.  Management's Discussion and Analysis and Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Year Ended November 30, 2012 Compared to Year Ended November 30, 2011

Our net loss for the year ended November 30, 2012 was $447,309, a decrease of $84,105 or 16% from a net loss of $531,414 during the year ended November 30, 2011. The decrease was due to our decreased operating expenses,

We generated revenue of $22,000 during the year ended November 30, 2011 in accordance with our service agreement with a Poland based customer. This service agreement expired in September, 2011. During the year ended November 30, 2012 we did not have a service agreement in place and did not generate revenue.

During the year ended November 30, 2012, we incurred operating expense of $404,154, a decrease of $149,260 or 27% from $531,414 during the year ended November 30, 2011. Our consulting fees decreased by $385,084 or 82% from $469,503 in the year ended November 30, 2011 to $84,419 in the year ended November 30, 2012 as we incurred significant expenses in 2011 on searching for business opportunities and human resources. Our general and administrative expenses increased by $43,297 or 101% from $42,796 in the year ended November 30, 2011 to $86,093 in the year ended November 30, 2012 as in 2012 we more actively searched for business activities. Professional fees increased from $18,518 in the year ended November 30, 2011 by $49,820 or 269% to $68,338 in the year ended November 30, 2012 largely due to our audit and legal due diligence costs incurred on a potential business acquisition that was not consummated. Management fees increased from $20,472 in the year ended November 30, 2011 by $144,832 or 707% to $165,304 in the year ended November 30, 2012 as the management contract was not effective until the last month of fiscal 2011. During the year ended November 30, 2011, we wrote off bad debt of $2,125, which was absent in 2012.

During the year ended November 30, 2012 we incurred interest expense of $43,155 on three promissory notes with total principal amount of $400,000 sold during the year ended November 30, 2012. During the year ended November 30, 2011 we did not have interest bearing debt.

Liquidity and Capital Resources

As at November 30, 2012, we had no assets and we had current liabilities of $955,743. As at November 30, 2011, our assets consisted only of prepaid expenses of $7,338 and we had current liabilities of $515,772.

We financed our operations during the year ended November 30, 2012 through the sale of three promissory notes during the period for total proceeds of $400,000. During the year ended November 30, 2011, we did not raise funds through financing activities.

During February, 2013 we raised an additional $100,000 through the sale of a promissory note for the amount.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through further issuances of equity securities or debt financing. Our working capital requirements are expected to increase in line with the growth of our business.

Over the next twelve months we believe we will need $500,000 to carry out our ongoing operations and to expand our operations which will come from funds currently available and additional financing.

Off-Balance Sheet Arrangements

As of November 30, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Going Concern

The audited financial statements for the year ended November 30, 2012, included in this Annual Report, have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities and commitments in the normal course of business. We have generated $22,000 in revenues since inception and have never paid any dividends and are unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity or debt financing to achieve our operating objectives, and the attainment of profitable operations. As at November 30, 2012, we have accumulated losses of $979,343 since inception. As we do not have sufficient funds for our planned operations, we will need to raise additional funds for operations.

Due to the uncertainty of our ability to meet our operating expenses, in their report on the annual financial statements for the year ended November 30, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Berkshire Homes, Inc.
(Formerly Indigo International, Corp.)
(A Development Stage Company)
Phoenix, Arizona

We have audited the accompanying balance sheet of Berkshire Homes, Inc. (formerly Indigo International, Corp.) (a development stage company) (the “Company”) as of November 30, 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended November 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of operations, stockholders’ equity (deficit), and cash flows from June 2, 2010 (inception) to November 30, 2011 were audited by other auditors whose report dated March 12, 2012 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the statements of operations, stockholders’ equity (deficit), and cash flows from June 2, 2010 (inception) to November 30, 2012, insofar as it relates to amounts for prior periods through November 30, 2011, is solely based on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Homes, Inc. (formerly Indigo International, Corp.) (a development stage company) as of November 30, 2012 and the results of their operations and their cash flows for the year ended November 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital and suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
February 14, 2013

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
March 12, 2012

BERKSHIRE HOMES, INC.
(Formerly Indigo International, Corp.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30, 2012	November 30, 2011

ASSETS
Current Assets
Prepaid expenses	$-	$7,338
Total current assets	-	7,338

Total assets	$-	$7,338

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued interest	$551,479	$505,148
Accounts payable – related party	3,989	10,349
Due to related party	275	275
Promissory notes	400,000	-
Total current liabilities	955,743	515,772

Total liabilities	955,743	515,772

Stockholders’ Deficit

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 4,510,000 shares issued and outstanding	451	451
Additional paid-in-capital	23,149	23,149
Deficit accumulated during the development stage	(979,343)	(532,034)
Total stockholders’ deficit	(955,743)	(508,434)

Total liabilities and stockholders’ deficit	$-	$7,338

The accompanying notes are an integral part of these financial statements.

BERKSHIRE HOMES, INC.
(Formerly Indigo International, Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended November 30, 2012	Year Ended November 30, 2011	From Inception (June 2, 2010) to November 30, 2012

REVENUES	$-	$22,000	$22,000

OPERATING EXPENSES
Consulting fees	84,419	469,503	553,922
General and administrative	86,093	42,796	129,509
Professional fees	68,338	18,518	86,856
Management fees	165,304	20,472	185,776
Bad debt expense	-	2,125	2,125
Total Operating Expenses	404,154	553,414	958,188

OPRATING LOSS	(404,154)	(531,414)	(936,188)

Other Expense
Interest expense	(43,155)	-	(43,155)
Total Other Expense	(43,155)	-	(43,155)

NET LOSS	$(447,309)	$(531,414)	$(979,343)

PER SHARE DATA

Loss per common share – basic and diluted	$(0.10)	$(0.12)

Weighted average number of common shares outstanding-basic and diluted	4,510,000	4,510,000

The accompanying notes are an integral part of these financial statements.

BERKSHIRE HOMES, INC.
(Formerly Indigo International, Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
From Inception (June 2, 2010) to November 30, 2012

	Number of Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance at inception on June 2, 2010	-	$-	$-	$-	$-
June 25, 2010
Common shares issued for cash at $0.001	3,000,000	300	2,700	-	3,000

September 10, 2010
Common shares issued for cash at $0.01	960,000	96	9,504	-	9,600

November 18, 2010
Common shares issued for cash at $0.02	550,000	55	10,945	-	11,000

Net loss	-	-	-	(620)	(620)

Balance as of November 30, 2010	4,510,000	451	23,149	(620)	22,980
Net loss	-	-	-	(531,414)	(531,414)

Balance as of November 30, 2011	4,510,000	451	23,149	(532,034)	(508,434)
Net loss	-	-	-	(447,309)	(447,309)

Balance as of November 30, 2012	4,510,000	$451	$23,149	$(979,343)	$(955,743)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE HOMES, INC.
(Formerly Indigo International, Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended November 30, 2012	Year Ended November 30, 2011	From Inception (June 2, 2010) to November 30, 2012

OPERATING ACTIVITIES
Net loss	$(447,309)	$(531,414)	$(979,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	7,338	(7,338)	-
Accounts payable and accrued interest	46,331	505,149	551,480
Accounts payable – related party	(6,360)	10,349	3,989
Net cash used in operating activities	(400,000)	(23,254)	(423,874)

FINANCING ACTIVITIES
Loans from related parties	-	-	274
Issuance of promissory notes	400,000	-	400,000
Sale of common stock	-	-	23,600
Net cash provided by financing activities	400,000	-	423,874

Net change in cash and equivalents	-	(23,254)	-
Cash and equivalents at beginning of the period	-	23,254	-
Cash and equivalents at end of the period	$-	$-	$-

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

BERKSHIRE HOMES, INC.
(Formerly Indigo International, Corp.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Organization and Description of Business

Berkshire Homes, Inc. (formerly Indigo International, Corp., the “Company”) was incorporated under the laws of the State of Nevada, U.S. on June 2, 2010.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”

The Company operated an agricultural consulting business until November 16, 2012 when upon change of management the Company changed its business focus to acquisition, rehabilitation and sale or lease of distressed residential real estate in the United States.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a working capital deficit of $955,743 as of November 30, 2012 and has incurred losses since inception resulting in an accumulated deficit of $979,343 as of November 30, 2012. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company’s fiscal year-end is November 30.

b) Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c) Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC260, "Earnings per Share". ASC260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

d) Comprehensive Loss

ASC220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e) Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.

f) Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, accounts payable and accrued interest, accounts payable to related parties, due to related party and promissory notes. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2012.

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at November 30, 2012 and 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended November 30, 2012 and 2011.

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

g) Revenue Recognition

The Company recognizes revenue when there is a persuasive evidence of an arrangement, the amount of fees to be paid by the customer is fixed or determinable, products are fully delivered or services have been provided and collection is reasonably assured.

h) Income Taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes”. Under the assets and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not the Company will not realize tax assets through future operations.

i) Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in other currencies and management has adopted ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

j) Newly Adopted Accounting Pronouncements

The Company’s management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – COMMON STOCK

From inception through November 30, 2012, the Company has issued an aggregate of 4,510,000 common shares for cash proceeds of $23,600.

On January 11, 2013, the Company amended and restated its Articles of Incorporation and increased the Company’s authorized capital stock from 75,000,000 shares of Common Stock at par value of $0.001 per share and no Preferred Stock to 500,000,000 shares of Common Stock at par value of $0.0001 per share and 20,000,000 shares of “blank-check” Preferred Stock at par value of $0.0001 par value per share.

The financial statements herein have been retroactively restated to reflect the amended par value of Common Stock.

NOTE 4 – RELATED PARTY TRANSATIONS AND BALANCES

During the years ended November 30, 2012 and 2011, the Company incurred management fees of $165,304 and $20,472, respectively to the former sole director and officer of the Company who resigned during the year ended November 30, 2012.

During the year ended November 30, 2012, the sole director and officer of the Company made payments of $3,989 on behalf of the Company which is outstanding and recorded as accounts payable to related party at November 30, 2012.

A former director of the Company loaned $275 to the Company on June 2, 2010. The amount was outstanding at November 30, 2012.

The amounts due to related parties are due on demand, non-interest bearing and unsecured.

NOTE 5 – PROMISSORY NOTES

During the year ended November 30, 2012, the Company issued three promissory notes for total proceeds of $400,000 at an interest rate of 16% per annum. All three promissory notes are unsecured and payable on demand. During the year ended November 30, 2012, the Company recorded interest expense of $43,155 on the three promissory notes.

NOTE 6 – INCOME TAXES

The company adopted the provision of ASC740, “Accounting for Income Taxes”. Pursuant to ASC740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely that not that it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at November 30, 2012 and 2011, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

	2012	2011
Deferred tax assets:
Net operating loss carry forward	$979,343	$532,034
Total deferred tax assets	342,770	186,212
Less: valuation allowance	(342,770)	(186,212)
Net deferred tax assets	$-	$-

The cumulative net operating loss carryforward is approximately $979,343 as of November 30, 2012 and it will begin to expire in the year 2030. The valuation allowance for deferred tax assets as of November 30, 2012 was $342,770. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2012.

Reconciliation between the statutory rate and the effective tax rate is as follows at November 30, 2012 and 2011:

	2012	2011

Federal statutory tax rate	(35.0)%	(35.0)%
Permanent difference and other	35.0%	35.0%
Effective tax rate	-%	-%

NOTE 7 – SUBSEQUENT EVENTS

On January 11, 2013, the Company amended and restated its Articles of Incorporation to increase its authorized capital stock and amend the par value of its common stock (see Note 3) and amended and restated its bylaws.

On February 4, 2013, the Company sold a promissory note for gross proceeds of $100,000 at an interest rate of 16% per annum, which is unsecured and payable on demand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, Llorn Kylo, who is also our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the foregoing, Mr. Kylo concluded that as of and for the year ended November 30, 2012, our disclosure controls and procedures are not effective due to the Company’s limited internal audit functions.  Due to the size and nature of the Company, segregation of all conflicting duties may not always be possible or economically feasible.  However, to the extent possible, the Company plans to implement procedures to assure the initiation of transactions, the custody of assets, the recording of transactions and the approval of reports will be performed by separate individuals. The Company believes that the foregoing steps will remediate the significant deficiency identified above, and the Company continues to monitor the effectiveness of these steps and make any changes that management deems appropriate.  The Company does not believe that the impact of the limitations are material as the Company compensates for the lack of segregation of duties by employing close involvement of management day to day operations and outsourcing to financial consultants.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer, Llorn, Kylo, who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended November 30, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, Mr. Kylo concluded that, as of and for the year ended November 30, 2012, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended November 30, 2012.

The conclusion that our internal control over financial reporting was not effective was due to the presence of the weaknesses identified above with respect to our disclosure controls and procedures. We anticipate effective internal control over financial reporting once we rectify our deficiencies in our disclosure controls and procedures. However, due to the limited size of our operations and the fact that our sole director and officer approves and carries out all the transactions and reviews and approves all reports, the impact of the ineffective internal control over our financial reporting is immaterial.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended November 30, 2012, other than our change in management, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

Our management, including the Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officer and Corporate Governance

The following individuals served as directors and executive officers of our company during the year ended November 30, 2012. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Llorn Kylo	CEO, CFO, Secretary, Treasurer and Director	38	November 16, 2012

Llorn Kylo, 38, was the owner of Kylo Homes, which developed, owned and managed a portfolio of residential properties for sale and rent from 2009 to June 2012. From 2002 to 2009, Mr. Kylo was the owner and Chief Executive Officer of Form 1 Land, Inc., a real estate development company and the President and a Director of Flex Resources Co., Ltd from January 2007 to September 2008. Mr. Kylo was chosen to be a director of the Company based on his real estate industry and construction management experience. Mr. Kylo holds a Bachelor of Commerce Degree from Royal Roads University.

Family Relationships

Mr. Kylo is the sole director and officer of the Company. There are no arrangements or understandings between Mr. Kylo and any other person pursuant to which he was appointed as an officer of the Company.  There have been no related party transactions in the past two years, other than as described herein, in which the Company or any of its subsidiaries was or is to be a party, in which Mr. Kylo has, or will have, a direct or indirect material interest.

Director or Officer Involvement in Certain Legal Proceedings

Our sole officer and director was not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Board Independence

Mr. Kylo is currently our sole director.  We are not listed on a national securities exchange and, as such, are not subject to any director independence standards.  Using the definition of independence set forth in the rules of the NYSE MKT, Mr. Kylo would not be considered an independent director of the Company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  No term, however, has been accorded to Mr. Kylo’s term as a director.

Significant Employees

We have no significant employees other than our officer and sole director.

Committees of the Board of Directors

Due to our size, we have not formally designated a nominating committee, an audit committee, a compensation committee, or committees performing similar functions.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to partially combine these roles.  Due to the small size of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions partially combined.

Our sole director is primarily responsible for overseeing our risk management processes.  The sole director receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The sole director focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the sole director’s appetite for risk. While the sole director oversees the Company, our management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code as we develop our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on the information available to us during 2012, we believe that all applicable Section 16(a) filing requirements were met on a timely basis.

Item 11.  Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the years ended November 30, 2011 and 2012.

	SUMMARY COMPENSATION TABLE
Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive PlanCompensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Odelio Arouca	2012	165,304	-	-	-	-	-		165,304
Former CEO, CFO,	2011	20,472	-	-	-	-	-		20,472
Secretary,
Treasurer and
Director (1)

Llorn Kylo	2012	-	-	-	-	-	-	-	-
CEO, CFO,	2011	NA	NA	NA	NA	NA	NA	NA	NA
Secretary,
Treasurer and
Director (2)

(1)  Resigned on November 16, 2012

(2)  Appointed on November 16, 2012

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for 2012 and 2011.

Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

We have not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers since inception.

Long-Term Incentive Plan

Currently, we do not have a long-term incentive plan in favour of any director, officer, consultant or employee of our Company.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at February 15, 2013, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class (1)
Common Stock	Llorn Kylo President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director 2375 East Camelback Road, Suite 600, Phoenix, AZ 85016	3,000,000	66.52%

Common Stock	Officer and Director as a group that consists of one person	3,000,000 shares	66.52%

On November 16, 2012, Mr. Llorn Kylo purchased an aggregate of 3,000,000 shares of the Company’s Common Stock from Mr. Odelio Arouca in a private transaction for an aggregate purchase price of $23,000.

(1)
Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of February 15, 2013, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 15, 2013, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

Item 13.  Certain Relationships and Related Transactions.

During the year ended November 30, 2012, the Company incurred management fees of $165,304 to the former sole director and officer of the Company who resigned during the year ended November 30, 2012.

During the year ended November 30, 2012 Mr. Llorn Kylo made payments of $3,989 on behalf of the Company which amount was outstanding at November 30, 2012.

A former director of the Company loaned $274 to the Company on June 2, 2010.  The amount was outstanding as of November 30, 2012.

Other than disclosed above, we do not have other related transactions during the year ended November 30, 2012.

Item 14.  Principal Accountant Fees and Services

During the years ended November 30, 2012, and 2011, we engaged MaloneBailey LLP and De Joya Griffith & Company, respectively, as our independent auditor. For the years ended November 30, 2012, and 2011, we incurred fees as discussed below:

	November 30, 2012	November 30, 2011
Annual audit and quarterly review fees	$10,800	$10,000
Audit – related fees	500	-
Tax fees	-	-
All other fees	900	-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the Company’s filings other than form 10K.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the sole officer and director may also pre-approve particular services on a case-by-case basis. Our sole officer and director approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15.  Exhibits.

Exhibit Number and Exhibit Title

3.1	Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 filed on December 27, 2010)

3.2	Certificate of Amendment, dated December 5, 2012 (incorporated by reference to our current report on Form 8-K filed on December 11, 2012)

3.3	Certificate of Amendment, dated December 11, 2012 (incorporated by reference to our current report on Form 8-K filed on December 12, 2012)

3.4	Amended and Restated Articles of Incorporation (incorporated by reference to our current report on Form 8-K filed on January 17, 2013)

3.6	Amended and Restated Bylaws (incorporated by reference to our current report on Form 8-K filed on January 17, 2013)

10.1	Promissory Note dated January 20, 2012 (incorporated by reference to our current report on Form 8-K filed on January 26, 2012)

10.2	Promissory Note dated February 16, 2012 (incorporated by reference to our current report on Form 8-K filed on February 24, 2012)

10.3*	Form of Promissory Note dated May 22, 2012

10.4*	Form of Promissory Note dated February 4, 2013

31*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

32*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________
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

BERKSHIRE HOMES, INC.

Signature	Title	Date

/s/ Llorn Kylo Llorn Kylo	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive and Principal Financial and Accounting Officer and Director)	February 15, 2013