Form 10-Q
period 2013-02-28
Berkshire Homes, Inc.
filed 2013-04-12
CIK 1505124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2013

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period ___________ to ___________

BERKSHIRE HOMES, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-171423	68-0680858
(State or Jurisdiction	(Commission	(IRS Employer
of Incorporation)	File Number)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,510,000 shares of common stock with par value of $0.0001 outstanding as of April 12, 2013.

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets as of February 28, 2013 (Unaudited) and November 30, 2012	3

Statements of Operations for the three months ended February 28, 2013 and February 29, 2012 and for the period from inception (June 2, 2010) to February 28, 2013 (Unaudited)	4

Statements of Cash Flows for the three months ended February 28, 2013 and February 29, 2012 and for the period from inception (June 2, 2010) to February 28, 2013 (Unaudited)	5

Notes to the Financial Statements (Unaudited)	6

BERKSHIRE HOMES, INC.
(Formerly Indigo International, Corp.)
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	February 28, 2013	November 30, 2012
	(Unaudited)
ASSETS

Current Assets
Cash	$50,487	$-
Total current assets	50,487	-

Total assets	$50,487	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued interest	$589,641	$551,479
Accounts payable – related party	4,239	3,989
Due to related party	275	275
Promissory notes	500,000	400,000
Total current liabilities	1,094,155	955,743
Total liabilities	1,094,155	955,743

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized;
4,510,000 shares issued and outstanding	451	451
Additional paid-in-capital	23,149	23,149
Deficit accumulated during the development stage	(1,067,268)	(979,343)
Total stockholders’ deficit	(1,043,668)	(955,743)

Total liabilities and stockholders’ deficit	$50,487	$-

The accompanying notes are an integral part of these unaudited financial statements.

BERKSHIRE HOMES, INC.
(Formerly Indigo International, Corp.)
(A DEVELOPMENT STAGE COMPANY)
INCOME STATEMENTS
(Unaudited)

	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012	From Inception (June 2, 2010) to February 28, 2013

REVENUES	$-	$-	$22,000

OPERATING EXPENSES
Consulting fees	1,000	16,875	554,922
General and administrative	15,893	23,296	145,402
Professional fees	41,482	6,250	128,338
Management fees	12,500	51,763	198,276
Bad debt expense	-	-	2,125
Total Operating Expenses	70,875	98,184	1,029,063

OPRATING LOSS	(70,875)	(98,184)	(1,007,063)

Other Expense
Interest expense	(17,050)	(2,323)	(60,205)
Total Other Expense	(17,050)	(2,323)	(60,205)

NET LOSS	$(87,925)	$(100,507)	$(1,067,268)

PER SHARE DATA
Loss per common share – basic and diluted	$(0.02)	$(0.02)
Weighted average number of common shares outstanding-basic and diluted	4,510,000	4,510,000

The accompanying notes are an integral part of these unaudited financial statements.

BERKSHIRE HOMES, INC.
(Formerly Indigo International, Corp.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012	From Inception (June 2, 2010) to February 28, 2013

OPERATING ACTIVITIES
Net loss	$(87,925)	$(100,507)	$(1,067,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	2,500	-
Accounts payable and accrued interest	38,162	(9,576)	589,642
Accounts payable – related party	250	8,902	4,239
Net cash used in operating activities	(49,513)	(98,681)	(473,387)

FINANCING ACTIVITIES
Loans from related parties	-	-	274
Issuance of promissory notes	100,000	200,000	500,000
Sale of common stock	-	-	23,600
Net cash provided by financing activities	100,000	200,000	523,874

Net change in cash and equivalents	50,487	101,319	50,487
Cash and equivalents at beginning of the period	-	-	-
Cash and equivalents at end of the period	$50,487	$101,319	$50,487

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

BERKSHIRE HOMES, INC.
(Formerly Indigo International, Corp.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Berkshire Homes, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended November 30, 2012 as reported in the Company’s most recent Annual Report on Form 10-K, have been omitted.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,067,268 as of February 28, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSATIONS

During the three months ended February 28, 2013, the Company incurred management fees of $12,500 to the sole director and officer of the Company. During the three months ended February 29, 2012, the Company incurred management fees of $51,763 to the former sole director and officer of the Company.

During the three months ended February 28, 2013, the sole director and officer of the Company made payments of $4,239 on behalf of the Company which is outstanding and recorded as accounts payable to related party at February 28, 2013.

A former director of the Company loaned $275 to the Company on June 2, 2010. The amount was outstanding at February 29, 2013.

The amounts due to related parties are due on demand, non-interest bearing and unsecured.

NOTE 4 – PROMISSORY NOTES

During the year ended November 30, 2012, the Company issued three promissory notes for total proceeds of $400,000 at an interest rate of 16% per annum. On February 4, 2013, the Company sold a promissory note for gross proceeds of $100,000 at an interest rate of 16% per annum. All four promissory notes are unsecured and payable on demand.

During the three months ended February 28, 2013, the Company recorded interest expense of $17,050 on the four promissory notes.

NOTE 5 – COMMON STOCK

From inception through November 30, 2012, the Company issued an aggregate of 4,510,000 common shares for cash proceeds of $23,600.

On January 11, 2013, the Company amended and restated its Articles of Incorporation and increased the Company’s authorized capital stock from 75,000,000 shares of Common Stock, par value $0.001 per share, and no Preferred Stock to 500,000,000 shares of Common Stock, par value  $0.0001 per share, and 20,000,000 shares of “blank-check” Preferred Stock, par value $0.0001 per share.

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

Description of Business

Overview

We were incorporated in the State of Nevada on June 2, 2010 under the name “Indigo International, Corp.”

Since November 2012, our business strategy has been focused on the acquisition and rehabilitation of distressed residential real estate in the United States. On December 4, 2012, our majority shareholder and our sole director approved an amendment to our Articles of Incorporation for the purpose of changing our name to “Berkshire Homes, Inc.”

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

Results of Operations

We are a development stage company incorporated on June 2, 2010. From our inception to February 28, 2013, we generated revenue of $22,000 and accumulated deficit of $1,067,268 from our prior consultation business which ceased in November 2012. We cannot guarantee we will be successful in developing and expanding our business. Our business is subject to risks inherent in the establishment of a new business enterprise including limited capital resources.

We anticipate that we will continue to incur losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional financing to meet our long term operating requirements through the sale of equity and/or debt securities among other options.

There is no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Three Months Ended February 28, 2013 Compared to Three Months Ended February 29, 2012

Our net loss for the three months ended February 28, 2013 was $87,925, a decrease of $12,582 or 12.52% from a net loss of $100,507 during the three months ended February 29, 2012. The decrease was due to our decreased operating expenses.

During the three months ended February 28, 2013 and February 29, 2012, we did not generate revenue.

During the three months ended February 28, 2013, we incurred operating expense of $70,875, a decrease of $27,309 or 27.81% from $98,184 during the three months ended February 29, 2012. Our consulting fees decreased by $15,875 or 94.07% from $16,875 for the three months ended February 29, 2012 to $1,000 for the three months ended February 28, 2013 as we incurred significant expenses in 2012 searching for business opportunities and human resources. Our general and administrative expenses decreased by $7,403 or 31.78% from $23,296 for the three months ended February 29, 2012 to $15,893 for the three months ended February 28, 2013  we streamlined our operations as in 2013. Professional fees increased from $6,250 for the three months ended February 29, 2012 by $35,232 or 563.71% to $41,482 for the three months ended February 28, 2013 largely due to our legal costs incurred in 2013 in connection with our Form S-1 amendment filings, officer and director changes, business changes, as well as amended and restated Article of Incorporation. Management fees decreased from $51,763 for the three months ended February 29, 2012 by $39,263 or 75.85% to $12,500 for the three months ended February 28, 2013 as we paid management fees for one month during the three months ended February 28, 2013 but for three months during the three months ended February 29, 2012.

During the three months ended February 28, 2013 we incurred interest expense of $17,050 on four promissory notes with total principal amount of $500,000. During the three months ended February 29, 2012 we incurred interest expense of $2,323 on two promissory notes with total principal amount of $200,000.

Liquidity and Capital Resources

As at February 28, 2013, we had current assets of $50,487 and current liabilities of $1,094,155.

As at November 30, 2012, we had no assets and current liabilities of $955,743.

We financed our operations during the three months ended February 28, 2013 through the sale of one promissory note for total proceeds of $100,000. We financed our operations during the three months ended February 29, 2012 through the sale of two promissory notes for total proceeds of $200,000.

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

Recent Accounting Pronouncements

See Note 1 to the Financial Statements.

Off-balance Sheets Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

We have funded our initial operations through the issuance of 4,510,000 shares of capital stock for net proceeds of $23,600, the sale of four promissory notes in the aggregate principal amount of $500,000, and cash proceeds of $19,875 generated from providing consulting service from inception to date. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the fiscal year ended November 30, 2012, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to continue to seek financing on favorable terms; however, there is no assurance that such financing can be obtained on favorable terms. If we are unable to generate sufficient revenue or obtain additional funds for our working capital needs, we may need to cease or curtail operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer who is also our principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, particularly during the period when this report was being prepared. However, because we have limited transactions which are all approved, carried out and reviewed by our sole director and officer, the impact of the limitations are not material.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number and Exhibit Title

Exhibit No.	Document Description

31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indigo International, Corp.

Dated: April 12, 2013	By:	/s/ Llorn Kylo
Llorn Kylo
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)