Form 10-Q
period 2013-05-31
Berkshire Homes, Inc.
filed 2013-07-17
CIK 1505124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2013

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________________ to _______________________

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

Yes   ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,760,000 shares of common stock with par value of $0.0001 outstanding as of July 16, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BERKSHIRE HOMES, INC.
(Formerly Indigo International, Corp.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF MAY 31, 2013 AND NOVEMBER 30, 2012

	May 31, 2013	November 30, 2012
ASSETS
Current Assets
Cash and equivalents	$9,542	$-

TOTAL ASSETS	$9,542	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued interest	$583,185	$551,479
Accounts payable – related party	9,900	3,989
Accrued compensation	25,000	-
Due to related party	275	275
Promissory notes	500,000	400,000
Total Liabilities	$1,118,360	955,743

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.0001 par value, 500,000,000 shares authorized, 4,510,000 shares issued and outstanding	451	451
Additional paid-in capital	23,149	23,149
Deficit accumulated during the development stage	(1,132,418)	(979,343)
Total Stockholders’ Deficit	(1,108,818)	(955,743)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,542	$-

See accompanying notes to unaudited financial statements.

BERKSHIRE HOMES, INC.
(Formerly Indigo International, Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS AND SIX MONTHS ENDED MAY 31, 2013 AND 2012
FOR THE PERIOD FROM JUNE 2, 2010 (INCEPTION) TO MAY 31, 2013

	Three months ended May 31, 2013	Three months ended May 31, 2012	Six months ended May 31, 2013	Six months ended May 31, 2012	For the period from June 2, 2010 (Inception) to May 31, 2013

REVENUES	$0	$0	$0	$0	$22,000

EXPENSES
Consulting fees	-	67,544	1,000	84,419	554,922
General and administrative	6,406	31,472	22,299	54,768	151,808
Professional fees	1,894	29,363	43,376	35,613	130,232
Management fees	37,500	57,659	50,000	109,422	235,776
Bad debt expense	-	-	-	-	2,125
TOTAL EXPENSES	45,800	186,038	116,675	284,222	1,074,863

LOSS FROM OPERATIONS	(45,800)	(186,038)	(116,675)	(284,222)	(1,052,863)

OTHER INCOME (EXPENSE)
Interest expense	(19,350)	(8,832)	(36,400)	(11,155)	(79,555)
	(19,350)	(8,832)	(36,400)	(11,155)	(79,555)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(65,150)	$(194,870)	$(153,075)	$(295,377)	$(1,132,418)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.04)	$(0.03)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,510,000	4,510,000	4,510,000	4,510,000

See accompanying notes to unaudited financial statements.

BERKSHIRE HOMES, INC.
(Formerly Indigo International, Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED MAY 31, 2013 AND 2012
PERIOD FROM JUNE 2, 2010 (INCEPTION) TO MAY 31, 2013

	Six months ended May 31, 2013	Six months ended May 31, 2012	For the period from June 2, 2010 (Inception) to May 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(153,075)	$(295,377)	$(1,132,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	(7,500)	-
Accrued compensation	25,000	-	25,000
Accounts payable and accrued interest	31,706	(8,850)	583,186
Accounts payable – related party	5,911	(10,349)	9,900
Net Cash Used by Operating Activities	(90,458)	(322,076)	(514,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	-	-	274
Issuance of promissory notes	100,000	400,000	500,000
Sale of common stock	-	-	23,600
Net Cash Provided by Financing Activities	100,000	400,000	523,874

Net Increase (Decrease) in Cash	9,542	77,924	9,542

Cash, beginning of period	-	-	0
Cash, end of period	$9,542	$77,924	$9,542

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to unaudited financial statements.

BERKSHIRE HOMES, INC.
(Formerly Indigo International, Corp.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
MAY 31, 2013

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,132,418 as of May 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months and six months ended May 31, 2013,  the Company incurred management fees of $37,500 (2012- $ 57,659) and $ 50,000 ( 2012-$109,422) respectively to the sole director and officer of the Company. As of May 31, 2013, accrued compensation in the amount of $ 25,000 ( 2012-$ nil) was due to the sole director and officer.

During the six months ended May 31, 2013, the sole director and officer of the Company made payments of $9,900 on behalf of the Company which is outstanding and recorded as accounts payable to related party at May 31, 2013.

A former director of the Company loaned $275 to the Company on June 2, 2010. The amount was outstanding at May 31, 2013.

The amounts due to related parties are due on demand, non-interest bearing and unsecured.

BERKSHIRE HOMES, INC.
(Formerly Indigo International, Corp.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
MAY 31, 2013

NOTE 4 – PROMISSORY NOTES

During the year ended November 30, 2012, the Company issued three promissory notes for total proceeds of $400,000 at an interest rate of 16% per annum. On February 4, 2013, the Company sold a promissory note for gross proceeds of $100,000 at an interest rate of 16% per annum. All four promissory notes are unsecured and payable on demand.

During the six months ended May 31, 2013, the Company recorded interest expense of $36,400 on the four promissory notes.

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 5, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, except as noted below

In June 2013, the Company issued two promissory notes for total proceeds of $2,650,000 at an interest rate of 5% per annum. Both promissory notes are unsecured and due twenty four months from the date of issuance.

On July 9, 2013, the Company issued 6,250,000 shares of the Company’s Common Stock to the holder of four notes payables with an aggregate principal amount of $500,000, as payment for all accrued interest on the notes as of July 9, 2013.

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

Since November 2012, our business strategy has been focused on the acquisition and rehabilitation of distressed residential real estate in the United States. On December 4, 2012, our majority shareholder, who is our sole officer and director, approved an amendment to our Articles of Incorporation for the purpose of changing our name to “Berkshire Homes, Inc.”

Our corporate offices are located at 2375 East Camelback Road, Suite 600, Phoenix, AZ 85016.  Our telephone number is 602-387-5393.

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

Recent Developments

In June 2013 we sold an aggregate of $2,650,000 of our 5% unsecured promissory notes (the “5% Notes”) for gross proceeds to us of $2,650,000.  The 5% Notes accrued interest at the rate of 5% per annum are due and payable twenty four months from their respective dates of issuance, subject to acceleration in the event of default and the 5% Notes may be prepaid, in whole or in part, without penalty or premium.

On July 9, 2013, we issued 6,250,000 shares of our Common Stock to the holder of four 16% promissory notes (the “16% Notes”) with an aggregate principal amount of $500,000 pursuant to the terms of a Conversion Agreement.  Pursuant to the terms of the Conversion Agreement, the holder of the 16% Notes agreed to convert all accrued but unpaid interest on the 16% Notes as of July 9, 2013, into 6,250,000 shares of our Common Stock.

Results of Operations

We are a development stage company incorporated on June 2, 2010.  From our inception to May 31, 2013, we generated revenues of $22,000 and accumulated a deficit of $1,132,418 from our prior consultation business which ceased in November 2012.  We cannot guarantee we will be successful in developing and expanding our business. Our business is subject to risks inherent in the establishment of a new business enterprise including limited capital resources.

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

Three Months Ended May 31, 2013 Compared to Three Months Ended May 31, 2012

Our net loss for the three months ended May 31, 2013 was $65,150, a decrease of $129,720 or 67% from a net loss of $194,870 during the three months ended May 31, 2012. The decrease was due to reduced consulting fees, professional fees and general and administrative expenses.

During the three months ended May 31, 2013 and May 31, 2012, we generated no revenues.

During the three months ended May 31, 2013, we incurred operating expense of $45,800, a decrease of $140,238 or 75.4% from $186,038 during the three months ended May 31, 2012. Our general and administrative expenses decreased by $25,066 or 79.6% from $31,472 for the three months ended May 31, 2012 to $6,406 for the three months ended May 31, 2013 as we streamlined our operations in 2013. Professional fees decreased from $29,363 for the three months ended May 31, 2012 by $27,469 or 93.5% to $1,894 for the three months ended May 31, 2013. Management fees decreased from $57,659 for the three months ended May 31, 2012 by $20,159 or 35.0% to $37,500 for the three months ended May 31, 2013 as a result of a reduced management fee agreement with the new officer.

During the three months ended May 31, 2013 we incurred interest expense of $19,350 on our outstanding promissory notes with total principal amount of $500,000. During the three months ended May 31, 2012, we incurred interest expense of $8,832 on outstanding promissory notes with total principal amount of $400,000.

Six Months Ended May 31, 2013 Compared to Six Months Ended May 31, 2012

Our net loss for the six months ended May 31, 2013 was $153,075, a decrease of $142,302 or 48.2% from a net loss of $295,377 during the six months ended May 31, 2012. The decrease was due to lower consulting, professional, management and general and administrative costs.

During the six months ended May 31, 2013 and May 31, 2012, we generated no revenues.

During the six months ended May 31, 2013, we incurred operating expense of $116,675, a decrease of $167,547 or 58.9% from $284,222 during the six months ended May 31, 2012. Our general and administrative expenses decreased by $32,469 or 59.3% from $54,768 for the six months ended May 31, 2012 to $22,299 for the six months ended May 31, 2013 as we streamlined our operations in 2013. Professional fees increased from $35,613 for the six months ended May 31, 2012 by $7,763 or 21.8% to $43,376 for the six months ended May 31, 2013, largely due to increased legal costs. Management fees decreased from $109,422 for the six months ended May 31, 2012 by $59,422 or 54.3% to $50,000 for the six months ended May 31, 2013 as a result of reduced compensation for arrangements for the new officer.

During the six months ended May 31, 2013, we incurred interest expense of $36,400 on our outstanding promissory notes with a total principal amount of $500,000. During the six months ended May 31, 2012, we incurred interest expense of $11,155 on outstanding promissory notes with total principal amount of $400,000.

Liquidity and Capital Resources

As of May 31, 2013, we had current assets of $9,542 and current liabilities of $1,118,360.

As of November 30, 2012, we had no assets and current liabilities of $955,743.

We financed our operations during the six months ended May 31, 2013 primarily through the sale of an additional $100,000 promissory note. We have financed our operations during the six months ended May 31, 2012 primarily with the sale of three promissory notes we issued during the period for total proceeds to us of $400,000.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through further issuances of equity securities or debt financing. Our working capital requirements are expected to increase in line with the growth of our business.

We have generated $22,000 in revenues to date. We are still a development stage corporation.

Over the next twelve months we believe we will need $2,500,000 to carry out our ongoing operations and to expand our operations which will come from funds currently available and additional financing.

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

Going Concern

We have funded our initial operations through the issuance of 4,510,000 shares of capital stock for net proceeds of $23,600, the sale of six promissory notes in the aggregate principal amount of $3,150,000, and cash proceeds of $22,000 generated from providing consulting service from inception to date. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the fiscal year ended November 30, 2012, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer, who is also our principal financial officer, concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, particularly during the period when this report was being prepared. However, because we have limited transactions which are all approved, carried out and reviewed by our sole director and officer, the impact of the limitations are not material.

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

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Homes, Inc.
(Registrant)

Date: July 17, 2013	By: /s/ Llorn Kylo
Llorn Kylo
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)