Form 10-Q
period 2013-08-31
Berkshire Homes, Inc.
filed 2013-10-16
CIK 1505124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-171423

Berkshire Homes, Inc.

(Exact name of registrant as specified in its charter)

Nevada	68-0680858
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2375 East Camelback Road, Suite 600 Phoenix, AZ 85016
(Address of principal executive offices)

(602) 387-5393
(Registrant’s telephone number)
_______________________________________________________
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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,760,000 shares as of October 14, 2013.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of August 31, 2013 and November 30, 2012 (unaudited);
F-2	Statements of Operations for the three and nine months ended August 31, 2013 and 2012, and period from June 2, 2010 (Inception) to August 31, 2013 (unaudited);
F-3	Statements of Cash Flows for the nine months ended August 31, 2013 and 2012, and period from June 2, 2010 (Inception) to August 31, 2013 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

BERKSHIRE HOMES, INC.

(Formerly Indigo International, Corp.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF AUGUST 31, 2013 AND NOVEMBER 30, 2012

	August 31, 2013	November 30, 2012
ASSETS
Current Assets
Cash and equivalents	$1,020,959	$—
Inventory of property under development	1,023,980
Deferred financing costs	19,650

TOTAL ASSETS	$2,064,589	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued interest	$533,029	$551,479
Accounts payable – related party	12,577	3,989
Due to related party	275	275
Promissory notes - current	—	400,000
Total Current Liabilities	545,881	955,743

Promissory notes – long term	2,650,000	—
Total liabilities	3,195,881	955,743
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.0001 par value, 500,000,000 shares authorized, 10,760,000 shares issued and outstanding	1,076	451
Additional paid-in capital	147,524	23,149
Deficit accumulated during the development stage	(1,279,892)	(979,343)
Total Stockholders’ Deficit	(1,131,292)	(955,743)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,064,589	$—

 See accompanying notes to unaudited financial statements.

BERKSHIRE HOMES, INC.

(Formerly Indigo International, Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 2013 AND 2012

FOR THE PERIOD FROM JUNE 2, 2010 (INCEPTION) TO AUGUST 31, 2013

	Three months ended August 31, 2013	Three months ended August 31, 2012	Nine months ended August 31, 2013	Nine months ended August 31, 2012	For the period from June 2, 2010 (Inception) to August 31, 2013

REVENUES	$—	$—	$—	$—	$22,000

EXPENSES
Consulting fees	—	—	1,000	84,419	554,922
General and administrative	33,039	22,409	55,335	77,177	184,845
Professional fees	3,700	9,600	47,076	45,213	133,932
Management fees and expenses	37,500	34,960	87,500	144,382	273,276
Bad debt expense	—	—	—	—	2,125
TOTAL EXPENSES	74,239	66,969	190,911	351,191	1,149,100

LOSS FROM OPERATIONS	(74,239)	(66,969)	(190,911)	(351,191)	(1,127,100)

OTHER INCOME (EXPENSE)
Loss on extinguishment of liabilities	(35,715)	—	(35,715)	—	(35,715)
Interest expense	(37,522)	(16,000)	(73,922)	(27,155)	(117,077)
	(73,237)	(16,000)	(109,637)	(27,155)	(152,792)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(147,476)	$(82,969)	$(300,548)	$(378,346)	$(1,279,892)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.05)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,593,333	4,510,000	5,551,667	4,510,000

See accompanying notes to unaudited financial statements.

BERKSHIRE HOMES, INC.

(Formerly Indigo International, Corp.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THEN NINE MONTHS ENDED AUGUST 31, 2013 AND 2012

PERIOD FROM JUNE 2, 2010 (INCEPTION) TO AUGUST 31, 2013

	Nine months ended August 31, 2013	Nine months ended August 31, 2012	For the period from June 2, 2010 (Inception) to August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(300,548)	$(378,346)	$(1,279,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of liabilities	35,715		35,715
Changes in operating assets and liabilities:
Inventory of properties under development	(1,023,980)	—	(1,023,980)
Accounts payable and accrued interest	70,834	14,016	622,313
Accounts payable – related party	8,588	(10,349)	12,577
Net Cash Used by Operating Activities	(1,209,391)	(374,679)	(1,633,266)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	—	—	275
Deferred financing costs	(19,650)		(19,650)
Issuance of promissory notes	2,750,000	400,000	3,150,000
Payments made on long term debt	(500,000)		(500,000)
Sale of common stock	—	—	23,600
Net Cash Provided by Financing Activities	2,230,350	400,000	2,654,225

Net Increase (Decrease) in Cash	1,020,959	25,321	1,020,959

Cash, beginning of period	—	—	0
Cash, end of period	$1,020,959	$25,321	$1,020,959

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

NON-CASH TRANSACTIONS
Accrued interest converted to shares	$89,285	$0	$89,285

See accompanying notes to unaudited financial statements.

BERKSHIRE HOMES, INC.

(Formerly Indigo International, Corp.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

AUGUST 31, 2013

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,279,981 as of August 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – PROPERTY INVENTORY

Inventories are stated at the lower of cost of market using the first-in, first-out (FIFO) cost method of accounting. During the current interim period, the Company paid $1,023,980 for properties purchased for resale.

NOTE 4 – RELATED PARTY TRANSATIONS

During the three months and nine months ended August 31, 2013, the Company incurred management fees of $37,500 (2012- $ 34,960) and $ 87,500 ( 2012-$144,382) respectively to the sole director and officer of the Company..

During the nine months ended August 31, 2013, the sole director and officer of the Company made payments of $12,577 on behalf of the Company which is outstanding and recorded as accounts payable to related party at August 31, 2013.

A former director of the Company loaned $275 to the Company on June 2, 2010. The amount was outstanding at August 31, 2013.

The amounts due to related parties are due on demand, non-interest bearing and unsecured.

NOTE 5 – PROMISSORY NOTES

During the year ended November 30, 2012, the Company issued three promissory notes for total proceeds of $400,000 at an interest rate of 16% per annum. On February 4, 2013, the Company sold a promissory note for gross proceeds of $100,000 at an interest rate of 16% per annum. All four promissory notes are unsecured and payable on demand. The promissory notes payable were repaid in full on June 27, 2013. Accrued interest outstanding of $ 89,285 was converted into 6,250,000 common shares on July 9,2013.

On June 13, 2013, the Company issued a promissory note for proceeds of $ 2,150,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 13, 2015. Financing costs incurred in relation to the issuance of the note payable have been deferred and will be amortized over the length of the note.

On June 27, 2013, the Company issued a promissory note for proceeds of $ 500,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 27, 2015.

During the nine months ended August 31, 2013, the Company recorded interest expense of $73,922 on the four promissory notes.

NOTE 6 – COMMON STOCK

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

On July 9,2013, the Company issued 6,250,000 shares of common stock, valued at $125,000, for accrued interest of $ 89,285. As a result, a loss on the extinguishment of $35,715 was recognized.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 8, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, except as noted below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

We were incorporated as Indigo International Corp. on June 2, 2010 in the State of Nevada originally to operate a consulting business in commercial cultivation of white mushrooms (agaricus bisporus).

On December 4, 2012, we changed our name to Berkshire Homes, Inc. in connection with the pursuit of a new business plan. We are now focused on the acquisition and rehabilitation of distressed residential properties in the United States. Our corporate offices are located at 2375 East Camelback Road, Suite 600, Phoenix, AZ 85016 and our phone number is (602) 387-5393.

We believe that the current housing market environment presents an unprecedented opportunity for those who have the expertise, operating platform, technology systems and capital in place to execute an acquisition and operating strategy in a cost-effective manner. We intend to build a geographically diversified portfolio of residential homes in target markets that we believe exhibit favorable demographics and long-term economic trends, attractive acquisition prices, rental yields and appreciation potential. We intend to implement a buy and renovate strategy to increase value, livability, and attractiveness, and then sell the properties or keep them for value as rental properties.

In furthering our business plan, we have been active searching for capital to purchase distressed properties and build our inventory. During the reporting period, we sold an aggregate of $2,650,000 of our 5% unsecured promissory notes (the “5% Notes”) for gross proceeds to us of $2,650,000. The 5% Notes accrued interest at the rate of 5% per annum are due and payable twenty four months from their respective dates of issuance, subject to acceleration in the event of default and the 5% Notes may be prepaid, in whole or in part, without penalty or premium.

While we were able to raise some financing, we will need substantial financing to implement our business strategy to acquire a portfolio of investment properties. We plan to continue our efforts to secure financing.

With the money we were able to raise, we purchased three residential homes in the greater Seattle area. We plan to expand our portfolio of homes and have been looking at other major urban markets to buy, renovate and sell homes. Our goal is to seek out opportunistic investments of buying and selling homes to achieve a twenty percent return on our investments. There is no assurance, however, that we will find the residential homes that fit our parameters or that we will raise the needed capital to implement our business plan.

Results of Operations for the three and nine months ended August 31, 2013 and 2012

Revenues

We have generated limited revenue since our inception. We are a development stage company and there is no guarantee that we will be able to execute on our business. We have incurred losses since our inception.

Operating Expenses

Operating expenses increased to $74,239 for the three months ended August 31, 2013 from $66,969 for the three months ended August 31, 2012. Our operating expenses for the three months ended August 31, 2013 consisted of professional fees in the amount of $ 3,700, management fees and expenses of $37,500, and general and administrative expenses of $33,039. In comparison, our operating expenses for the three months ended August 31, 2012 consisted of professional fees in the amount of $9,600, management fees and expenses of $34,960 and general and administrative expenses of $22,409.

Operating expenses decreased to $190,911 for the nine months ended August 31, 2013 from $351,191 for the nine months ended August 31, 2012. Our operating expenses for the nine months ended August 31, 2013 consisted of professional fees in the amount of $47,076, management fees and expenses of $ 87,500, consulting fees of $1,000 and general and administrative expenses of $55,335. In comparison, our operating expenses for the nine months ended August 31, 2012 consisted of professional fees in the amount of $45,213 , management fees and expenses of $144,382, consulting fees of $84,419 and general and administrative expenses of $77,177.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with the acquisition, renovation and sale of residential properties and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Other Expenses

We incurred other expenses of $73,237 and $109,637 for the three and nine months ended August 31, 2013, respectively, as compared with $0 for other expenses for the three and nine months ended August 31, 2012. Our other expenses for the three and nine months ended August 31, 2013 consisted of interest expenses and the loss on extinguishment of liabilities.

Net Loss

We incurred a net loss of $147,476 for the three months ended August 31, 2013, compared to a net loss of $82,969 for the three months ended August 31, 2012.

We incurred a net loss of $300,548 for the nine months ended August 31, 2013 compared to a net loss of $378,346 for the nine months ended August 31, 2012.

We incurred a cumulative net loss of $1,279,892 for the period from June 2, 2010 (Inception) to August 31, 2013.

Liquidity and Capital Resources

As of August 31, 2013, we had total current assets of $2,064,589, consisting of cash and inventories. We had current liabilities of $545,881 as of August 31, 2013. Accordingly, we had working capital of $1,518,708 as of August 31, 2013.

Operating activities used $1,245,106 in cash for the nine months ended August 31, 2013, as compared with $374,679 provided for the nine months ended August 31, 2012. Our negative operating cash flow for August 31, 2013 was mainly a result of our increase in inventories and our net loss for the period.

Financing activities for the nine months ended August 31, 2013 generated $2,230,350 in cash, as compared with cash flows provided by financing activities of $400,000 for the nine months ended August 31, 2012. Our positive cash flow for the nine months ended August 31, 2013 was the result of proceeds from the issuance of a promissory note, offset mainly by $500,000 in payments on long term debt.

As of August 31, 2013, we had $1,020,959 in cash. Until we are able to sustain our ongoing operations through revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $1,279,981 as of August 31, 2013 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off Balance Sheet Arrangements

As of August 31, 2013, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of August 31, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended August 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith
8

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berkshire Homes, Inc.
Date:	October 15, 2013
By:	/s/ Llorn Kylo
Llorn Kylo
Title:	President, Chief Executive Officer, Chief Financial Officer and Director

