Form 10-K
period 2013-11-30
Berkshire Homes, Inc.
filed 2014-02-28
CIK 1505124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-171423

Berkshire Homes, Inc.
(Exact name of registrant as specified in its charter)

Nevada	68-0680858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2375 East Camelback Road, Suite 600 Phoenix, AZ	850164
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (602) 387-5393

Securities registered under Section 12(b) of the Exchange Act
Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 157,200,000 as of February 27, 2014

PART I

Item 1. Business

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

With the money we were able to raise, we purchased six single-family homes in the greater Seattle area. All of these properties been renovated and are currently under contract for sale or are up for sale. We plan to recycle the capital from these properties and buy more similar type properties to buy, renovate and sell. Additionally, we plan to expand our portfolio of homes and have been looking at other major urban markets to buy, renovate and sell homes. Our goal is to seek out opportunistic investments of buying and selling homes to achieve a twenty percent return on our investments. There is no assurance, however, that we will find the residential homes that fit our parameters or that we will raise the needed capital to implement our business plan.

While we were able to raise some financing, we will need substantial financing to implement our business strategy to acquire a portfolio of investment properties. We plan to continue our efforts to secure financing.

Our Business

Property Acquisitions

We plan to acquire properties that will be beneficial to our strategic objectives at costs that management believes is at or below current fair market values or that have significant marketable potential. We plan to acquire single-family properties in our target markets through a variety of acquisition channels, including foreclosure auctions, online auctions, brokers, multiple listing services, short sales and bulk purchases from institutions or investor groups. We plan to use a multi-market and multi-channel investment strategy to provide flexibility in deploying capital and to diversify our portfolio, mitigate risk and avoid overexposure to any single market. We will continue to seek expansion of our acquisition channels. Acquisitions may be financed from various sources, including proceeds from the sale of equity securities, retained cash flow, or future debt financings.

We have a network of partners that consists of brokers, developers, builders, lenders, appraisers, title companies, banks and other industry contacts to identify and acquire real estate assets that have the potential for significant return on investment. Every asset acquisition will be negotiated and analyzed by our current management, which we intend to add upon in the next twelve months. Each property will go through an evaluation period, during which our management team will perform a home inspection, if necessary, and determine the acquisition price, the renovation costs, the potential sales price, potential rental income, and profitability.

Property Renovation

We anticipate that most of the properties we acquire will require renovation and standardization before they are ready for sale or leasing. Our renovation and maintenance plan will be generally consistent across our various acquisition channels. We plan to maintain system-wide standards for our properties that are implemented at the local level and directed at increasing attractiveness to potential buyers or tenants, reducing future maintenance expenses and increasing the long-term value of the property.

Our management team will oversee the work of local contractors engaged to renovate our properties. We plan to give our future buyers and tenants the best possible living space. In order to accomplish this task, we will identify every opportunity for improvement in the properties we purchase including foundational repairs, extensive structural improvements, and cosmetic upgrades such as fresh paint, cabinetry, and more.

Property Disposition

Most of the properties purchased by us will be resold after rehabilitation. These properties will have an average turnaround time ranging from three months to a year. We plan to target first-time homebuyers with these properties.

A portion of our acquired real estate will be rented out to tenants. To accomplish this goal, we plan to focus on providing quality and consistency in our customer service, maintenance, leasing and marketing operations.

Marketing Strategy

We plan to generate interest in our real estate investment and rehabilitation services by utilizing a relationship-based approach, supplemented by a variety of advertising channels that will increase our exposure among industry businesses, prospective homesellers and homebuyers. We plan to follow an aggressive and creative marketing plan, allowing us to focus directly on our target clients while still being conservative with our advertising dollars. The primary focus of the marketing strategy is to locate distressed, foreclosed, and short-sale properties in various markets in the United States. The elements comprising the overall marketing strategy are outlined in greater detail below.

Strategic Relationships

For property purchases: we have developed a number of key contacts that will assist in procuring leads for potential distressed properties. We have realtor contacts in place for the purpose of informing us of new listings before they hit the market. We have also established relationships with other real estate industry professionals who understand our focus, and plan to refer us leads. We also plan to leverage connections with local and online auctions, with which we have memberships, as well as bulk asset distributers for the purpose of purchasing groups of properties at vastly discounted prices.

For property sales: as mentioned above we have numerous relationships with area real estate industry professionals, including brokers, developers, builders, lenders, appraisers, title companies, banks and other industry contacts. We will keep these contacts informed of our current inventory of properties undergoing renovations prior to completion. The purpose of this is to allow them to start looking for buyers before the property is finished.

Direct Mail/ E-mail/Cold Calling

For property purchases: a focused letter will be distributed to certain individuals who can benefit from getting out from under their mortgages. We will scour public records to generate a list of those local property owners who have filed for personal bankruptcy, then present a letter introducing our services as an alternative to simply losing their nest egg. Another focus will be local attorneys who specialize in divorce, estate, probate, bankruptcy and insurance proceedings, as well as bail bondsmen. All of these contacts may have clients who need to sell their properties quickly and therefore usually under market value. The last group of letters will be sent to people on “notice of default” lists. We will also employ cold-calling techniques to assist in the locating of available properties.

For property sales: we will contact mortgage brokers directly and follow up with an attractive full-color flyer illustrating our available homes. These flyers will communicate dates of open houses to generate additional interest in our properties from within the real estate community.

Internet Marketing

For property purchases: we plan to utilize social networking sites as well as the MLS and our website to solicit potential properties for acquisition. Extensive advertisements will be placed on social networking sites such as Facebook and LinkedIn, and social groups and pages will be used to promote us and our buying capabilities. Craigslist will be used to find “for sale by owner” homes that are not marketed other places. Our website will be able to capture contact information from our visitors so that we may market to them in the future. Lastly, we will use list brokers to create email campaigns.

For property sales: with most properties for lease or for sale, online advertising has become an essential component in creating recognition on a larger scale. For this reason, we plan to post our properties online through the appropriate channels, utilizing sites such as Craigslist, Facebook, LinkedIn, and MLS to pique public interest. We will also make use of third-party programs that enhance the farming capabilities of the previously mentioned sites. We may also consider cross-promoting its services and properties on the websites of our strategic partners, creating improved awareness in an extended market of retail suppliers and general contractors. Lastly, a page on our website dedicated to properties for sale will be promoted on all marketing materials.

Print Advertising

For property sales: while Internet methods have certainly become typical in today’s real estate environment, professionals understand that value still exists in the proper usage of a newspaper ad or a well-placed outdoor sign. We plan to employ these techniques to sell and lease properties, creating greater visibility during and after the renovation phase while also illustrating our property management abilities. Newspaper ads will be primarily used to advertise open houses for sales and rentals of completed projects. Outdoor signs will also call attention to the myriad abilities of our construction partners, thereby providing a clear and observable example of what we are capable of.

Government Regulations

Our properties are subject to various covenants, laws and ordinances, and certain of our properties may also subject to the rules of the various HOAs where such properties are located. We believe that we will be able to comply with such covenants, laws, ordinances and rules. If pertinent, we would also require that tenants of our properties agree to comply with such covenants, laws, ordinances and rules as a condition of their leasing terms.

The Fair Housing Act, or FHA, its state law counterparts and the regulations promulgated by HUD and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under the age of 18) or handicap (disability) and, in some states, on financial capability. We believe that we will be able to comply with the FHA and other regulations.

As a current or prior owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties as a result of environmental contamination or noncompliance at our properties even if we no longer own such properties. We may be subject to unknown or contingent liabilities or restrictions related to properties that we acquire for which we may have limited or no recourse.

Competition

Our competitors will include other investors in real estate looking for attractive investment opportunities. These investors include other “equity” investors, real estate investment trusts, limited partnerships, syndications and private investors, among others. Competition in the market areas in which we operate is significant and affects our ability to acquire or expand properties. We will not be differentiating ourselves from the foregoing, but merely competing with them. Our competitive position within the industry is negligible in light of the fact that we have just started our operations. Older, well-established companies, companies with substantial customer bases, longer operating histories and better financial positions currently attract customers. Since we are a development stage company, we cannot compete with them on the basis of reputation. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, client database, marketing, service, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. At this time, our principal method of competition will be through personal contact with potential clients.

Insurance

We do not maintain any insurance. However, we intend to maintain insurance in the future if management believes it is in our best interests. Because we do not currently have any insurance, if we are made party to an action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

Mr. Llorn Kylo, our CEO and CFO, is our sole employee. If business is successful and we experience rapid growth, we may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Properties

Our principal executive offices are located at 2375 East Camelback Road, Suite 600 Phoenix, AZ 850164. Our offices are leased for 2 years and we pay $285 in rent per month.

Included below is a description of our real estate properties, their location, the dates of acquisition, the cost of acquisition, the general state of each project, and our proposed disposition.

Description	Location	Date of Acquisition	Cost of Acquisition(1)	Status of Project	Proposed Disposition
Single Family	20716 Rimrock Rd, Monroe, WA 98272	7/19/2013	$387,000	Listed for sale	Sell for $539,900
Single Family	20227 Damson Rd., Lynwood, WA 98036	8/9/2013	$332,000	Sales Contract Executed	Sell for $510,000
Single Family	6921 Langston Rd., Seattle,WA 98178	8/30/13	$266,290	Under Rehab	Sell for $425,000
Single Family	16427 141st Ave. SE, Renton, WA 98058	10/18/2013	$236,000	Sales Contract Executed	Sell for $345,000
Single Family	11345 NE 149th St., Kirkland, WA 98034	11/1/2013	$324,000	Under Rehab	Sell for $435,000
Single Family	19308 74th Ave. W, Lynwood, WA 98036	11/1/2013	$236,000	Under Rehab	Sell for $355,000
(1)	Property Acquisition Cost excludes acquisition fees and closing costs

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is presently no public market for our common stock. We have a trading symbol, BKSH, and we are quoted on the OTCQB operating by OTC Markets Group, Inc. We can provide no assurance that a public market will materialize.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of February 27, 2014, we had 157,200,000 shares of our common stock issued and outstanding, held by twenty-four (24) shareholders of record, with others holding shares in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.       we would not be able to pay our debts as they become due in the usual course of business, or;

2.       our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On February 12, 2014, we issued a total of two million (2,000,000) shares of our newly designated Series A Preferred Stock to Bay Capital A.G. for total proceeds of $20,000.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for the years ended November 30, 2013 and 2012

Revenues

We have generated limited revenue since our inception. We are a development stage company and there is no guarantee that we will be able to execute on our business. We have incurred losses since our inception.

Operating Expenses

Operating expenses increased to $219,181 for the year ended November 30, 2013 from $404,154 for the year ended November 30, 2012. Our operating expenses for the year ended November 30, 2013 consisted of professional fees in the amount of $55,711, management fees and expenses of $106,250, general and administrative expenses of $56,220 and consulting fees of $1,000. In comparison, our operating expenses for the year ended November 30, 2012 consisted of professional fees in the amount of $68,338, management fees and expenses of $165,304, general and administrative expenses of $86,093 and consulting fees of $84,419.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with the acquisition, renovation and sale of residential properties and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Other Expenses

We incurred other expenses of $147,101 for the year ended November 30, 2013, as compared with $43,155 for other expenses for the year ended November 30, 2012. Our other expenses for year ended November 30, 2013 and 2012 consisted mainly of interest expense. Also, in 2013, we incurred a loss on the extinguishment of debt of $35,715.

We expect that other expenses will increase as we plan to take on more debt to finance our property acquisitions resulting in higher interest expenses.

Net Loss

We incurred a net loss of $366,282 for the year ended November 30, 2013, compared to a net loss of $447,309 for the year ended November 30, 2012. We incurred a cumulative net loss of $1,345,625 for the period from inception (June 2, 2010) to November 30, 2013.

Liquidity and Capital Resources

As of November 30, 2013, we had total current assets of $2,060,810, consisting of cash and our real property inventory. We had current liabilities of $622,982 as of November 30, 2013. Accordingly, we had working capital of $1,437,828 as of November 30, 2013.

Operating activities used $2,134,798 in cash for the year ended November 30, 2013, as compared with $400,000 used for the year ended November 30, 2012. Our negative operating cash flow for November 30, 2013 was mainly a result of the increase in our real property inventory and our net loss for the period.

Financing activities for the year ended November 30, 2013 generated $2,280,846 in cash, as compared with cash flows provided by financing activities of $400,000 for the year ended November 30, 2012. Our positive cash flow from financing activities for the year ended November 30, 2013 was the result of proceeds from the issuance of promissory notes.

On June 13, 2013, we issued a promissory note for proceeds of $ 2,150,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 13, 2015. On June 27, 2013, we issued a promissory note for proceeds of $500,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 27, 2015.

As of November 30, 2013, we had $146,048 in cash. Until we are able to sustain our ongoing operations through revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $1,345,625 as of November 30, 2013 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Off Balance Sheet Arrangements

As of November 30, 2013, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Consolidated Financial Statements:

F-1	Report of Independent Registered Public Accounting Firms
F-2	Consolidated Balance Sheets as of November 30, 2013 and 2012
F-3	Consolidated Statements of Operations for the years ended November 30, 2013 and November 30, 2012, and the period from inception to November 30, 2013
F-4	Consolidated Statement of Stockholders’ (Deficiency) Equity for period from inception to November 30, 2013
F-5	Consolidated Statements of Cash Flows for the years ended November 30, 2013 and November 30, 2012, and the period from inception to November 30, 2013
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Berkshire Homes, Inc.

(A Development Stage Company)

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Berkshire Homes, Inc. and its subsidiary (a development stage company) (collectively the “Company”) as of November 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of operations, stockholders’ equity (deficit), and cash flows from June 2, 2010 (inception) to November 30, 2011 were audited by other auditors whose report dated March 12, 2012 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the statements of operations, stockholders’ equity (deficit), and cash flows from June 2, 2010 (inception) to November 30, 2013, insofar as it relates to amounts for prior periods through November 30, 2011, is based solely on the report of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Homes, Inc. and its subsidiary (a development stage company) as of November 30, 2013 and 2012 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses since inception resulting in an accumulated deficit as of November 30, 2013, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

February 28, 2014

BERKSHIRE HOMES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	November 30, 2013	November 30, 2012
ASSETS
Current Assets
Cash and equivalents	$146,048	$—
Inventory of property under development	1,914,762	—
Total Current Assets	2,060,810	—
Deferred financing costs	15,147
TOTAL ASSETS	$2,075,957	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$78,191	$69,236
Accounts payable to related parties	494,020	486,232
Advances due to related party	275	275
Advances due to Longview Realty, Inc.	50,496	—
Promissory notes to related party – current	—	400,000
Total Current Liabilities	622,982	955,743

Promissory notes – long term	2,650,000	—
Total liabilities	3,272,982	955,743

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.0001 par value, 500,000,000 shares authorized, 215,200,000 and 90,200,000 shares issued and outstanding	21,520	9,020
Additional paid-in capital	127,080	14,580
Deficit accumulated during the development stage	(1,345,625)	(979,343)
Total Stockholders’ Deficit	(1,197,025)	(955,743)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,075,957	$—

See accompanying notes to consolidated financial statements.

BERKSHIRE HOMES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended November 30, 2013	Year Ended November 30, 2012	June 2, 2010 (Inception) to November 30, 2013

REVENUES	$—	$—	$22,000

OPERATING EXPENSES
Consulting fees	1,000	84,419	554,922
General and administrative	56,220	86,093	187,854
Professional fees	55,711	68,338	142,567
Management fees and expenses	106,250	165,304	292,026
TOTAL EXPENSES	219,181	404,154	1,177,369

LOSS FROM OPERATIONS	(219,181)	(404,154)	(1,155,369)

OTHER INCOME (EXPENSE)
Interest expense	(111,386)	(43,155)	(154,541)
Loss on extinguishment of liabilities	(35,715)	—	(35,715)
TOTAL OTHER INCOME (EXPENSE)	(147,101)	(43,155)	(190,256)

NET LOSS	$(366,282)	$(447,309)	$(1,345,625)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	138,487,671	90,200,000

See accompanying notes to consolidated financial statements.

BERKSHIRE HOMES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JUNE 2, 2010 (INCEPTION) TO NOVEMBER 30, 2013

	Common Stock		Additional Paid-in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total
Balance at inception on June 2 , 2010	—	$—	$—	$—	$—

June 25, 2010 Common shares issued for cash at $0.001	60,000,000	6,000	(3,000)	—	3,000

September 10, 2010 Common shares issued for cash at $0.01	19,200,000	1,920	7,680	—	9,600

November 18, 2010 Common shares issued for cash at $0.02	11,000,000	1,100	9,900	—	11,000

Net loss	—	—	—	(620)	(620)
Balance as of November 30, 2010	90,200,000	9,020	14,580	(620)	22,980

Net loss	—	—	—	(531,414)	(531,414)
Balance as of November 30, 2011	90,200,000	9,020	14,580	(532,034)	(508,434)

Net loss	—	—	—	(447,309)	(447,309)
Balance as of November 30, 2012	90,200,000	9,020	14,580	(979,343)	(955,743)

July 9, 2013 Common stock issued for accrued interest	125,000,000	12,500	112,500	—	125,000

Net loss	—	—	—	(366,282)	(366,282)
Balance as of November 30, 2013	215,200,000	$21,520	$127,080	$(1,345,625)	$(1,197,025)

See accompanying notes to consolidated financial statements.

BERKSHIRE HOMES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended November 30, 2013	Year Ended November 30, 2012	June 2, 2010 (Inception) to November 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(366,282)	$(447,309)	$(1,345,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of liabilities	35,715	—	35,715
Amortization of deferred financing costs	4,503	—	4,503
Changes in operating assets and liabilities:
Prepaid expenses	—	7,338	—
Inventory of properties under development	(1,914,762)	—	(1,914,762)
Accounts payable and accrued interest	98,240	46,331	649,719
Accounts payable – related party	7,788	(6,360)	11,777
Net Cash Used in Operating Activities	(2,134,798)	(400,000)	(2,558,673)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	—	—	275
Cash paid for deferred financing costs	(19,650)	—	(19,650)
Borrowings on related party debt	100,000	400,000	500,000
Issuance of promissory notes	2,650,000	—	2,650,000
Payments on related party debt	(500,000)	—	(500,000)
Advances from Longview Realty, Inc.	50,496	—	50,496
Sale of common stock	—	—	23,600
Net Cash Provided by Financing Activities	2,280,846	400,000	2,704,721

Net increase in cash	146,048	—	146,048
Cash, beginning of period	—	—	—
Cash, end of period	$146,048	$—	$146,048

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	—	—	—

NON-CASH TRANSACTIONS
Common stock issued for accrued interest	$89,285	$—	$89,285

See accompanying notes to consolidated financial statements.

BERKSHIRE HOMES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Berkshire Homes, Inc. (the “Company”) was incorporated in Nevada on June 2, 2010. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”

The Company operated an agricultural consulting business until November 16, 2012 when upon change of management the Company changed its business focus to acquisition, rehabilitation and sale or lease of distressed residential real estate in the United States.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,345,625 as of November 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to current period presentation.

Principles of Consolidation

The consolidated financial statements include the financial information of Berkshire Homes, Inc. and its wholly owned subsidiary, LCM9 Holdings, LLC. All significant inter-company accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses, and due to related parties. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2013, the Company had $146,048 of unrestricted cash to be used for future business operations.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts.

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

Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is reasonably assured.

Income (Loss) Per Share

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

Inventory of Property Under Development

Inventory of property held for restoration and resale are valued at the lower of cost and net realizable value.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 4 – RELATED PARTY TRANSATIONS

During the years ended November 30, 2013 and 2012, the Company incurred management fees of $106,250 and $165,304, respectively to the sole director and officer of the Company.

As of November 30, 2013 and 2012, the Company had payables owed to the sole director and officer of the Company of $11,777 and $3,989, respectively consisting of amounts paid by the sole director and officer on behalf of the Company.

As of November 30, 2013 and 2012, the Company had a payable of $482,243 owed to Bay Capital A.G., who became a related party during 2013 by obtaining majority ownership.

During the year ended November 30, 2012, the Company issued three promissory notes for total proceeds of $400,000 to Bay Capital A.G. at an interest rate of 16% per annum. On February 4, 2013, the Company issued a promissory note for gross proceeds of $100,000 to Bay Capital A.G. at an interest rate of 16% per annum. All four promissory notes are unsecured and payable on demand. These promissory notes were repaid in full on June 27, 2013. On July 9, 2013, the accrued interest on these notes of $86,285 was converted into 125,000,000 common shares valued at $125,000 which resulted in a loss on the extinguishment of liabilities of $35,715 during 2013.

A former director of the Company loaned $275 to the Company on June 2, 2010. The amount was outstanding at November 30, 2013 and 2012.

During 2013, Longview Realty Inc., an entity with common ownership, advanced an aggregate of $50,496 to the Company which was outstanding as of November 30, 2013.

The amounts due to these related parties are due on demand, non-interest bearing and unsecured.

NOTE 5 – PROMISSORY NOTES

On June 13, 2013, the Company borrowed $2,150,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 13, 2015. In connection with the note, the Company paid a fee of $19,650 to a third party which was recorded as deferred financing costs and is being amortized to interest expense over the life of the loan using the effective interest rate method. During 2013, amortization expense of $4,503 was recognized.

On June 27, 2013, the Company borrowed $500,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 27, 2015.

NOTE 6 – COMMON STOCK

From inception through November 30, 2012, the Company issued an aggregate of 90,200,000 common shares for cash proceeds of $23,600.

On July 9, 2013, the Company issued 125,000,000 common shares valued at $125,000 to repay accrued interest of $89,285. This resulted in a loss on extinguishment of liabilities of $35,715.

During 2013, the Company increased its authorized capital stock from 75,000,000 common shares, par value $0.001 per share, and no Preferred Stock to 500,000,000 shares, par value  $0.0001 per share, and 20,000,000 shares of “blank-check” Preferred Stock, par value $0.0001 per share. The financial statements herein have been retroactively restated to reflect these changes.

During 2013, the Company effected a 20 for 1 forward split of its common stock. All share and per share amounts herein have been retroactively restated to reflect the split.

NOTE 7 – INCOME TAXES

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

Deferred tax assets consisted of the following as of November 30, 2013 and 2012:

	2013	2012
Deferred Tax Assets:
Net operating loss	$470,969	$342,770
Valuation allowance	(470,969)	(342,770)
Net deferred tax assets	$—	$—

The cumulative net operating loss carryforward is approximately $1,345,625 as of November 30, 2013 and it will begin to expire in the year 2030. The valuation allowance for deferred tax assets as of November 30, 2013 was $470,969. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2013.

NOTE 8 – SUBSEQUENT EVENTS

On February 12, 2014, the Company authorized a class of Series A preferred stock consisting of 5,000,000 shares with a par value of $ 0.0001 per share. On February 12, 2014, the Company issued 2,000,000 shares of Series A preferred stock for cash of $20,000.

During 2014, the sole director and officer returned an aggregate of 58,000,000 common shares to the Company and they were cancelled.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending November 30, 2013.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being November 30, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of November 30, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iii) insufficient levels of supervision and review of the accounting and financial reporting process.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending November 30, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees. We are currently in the process of hiring an outsourced controller to improve the controls for accounting and financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Llorn Kylo	39	President, Chief Executive Officer and Director

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Llorn Kylo, at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended November 30, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Llorn Kylo Chief Executive Officer, Principal Executive Officer and Director	2012 2013	0 $106,250	0 0	0 0	0 0	0 0	0 0	0 0	0 $106,250
Odelio Arouca Former Chief Executive Officer, Principal Executive Officer and Director	2012 2013	165,304 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	165,304 n/a

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of November 30, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Llorn Kylo	-	-	-	-	-	-	-	-	-

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 27, 2014, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of voting stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 2375 East Camelback Road, Suite 600 Phoenix, AZ 850164.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership (1)	% of Common Stock (2)
Llorn Kylo	Common Stock	2,000,000 Shares	.35%
DIRECTORS AND OFFICERS – TOTAL (One Officer and Director)		2,000,000 Shares	.35%

5% SHAREHOLDERS
Bay Capital A.G. Oberneuhofstrasse 5 Baar, 6340 Switzerland	Common Stock	525,000,000 Shares	94.22%

(1)     Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)    The percent of class is based on 557,200,000 voting shares as of February 27, 2014, comprised of 157,200,000 shares of the Company’s common stock issued and outstanding as of February 27, 2014, and 2,000,000 shares of the Company’s Series A Convertible Preferred Stock issued and outstanding as of February 27, 2014, which has the power to vote 400,000,000 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since December 1, 2012 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

During the year November 30, 2013, we incurred management fees of $106,250 to Llorn Kylo, our officer and director.

During the year ended November 30, 2013, Mr. Kylo made payments of $11,777 on our behalf, which is outstanding and recorded as accounts payable to related party at November 30, 2013.

During the year ended November 30, 2012, we issued three promissory notes for total proceeds of $400,000 at an interest rate of 16% per annum. On February 4, 2013, we sold a promissory note for gross proceeds of $100,000 at an interest rate of 16% per annum. All four promissory notes were unsecured and payable on demand. The promissory notes payable were repaid in full on June 27, 2013 to Bay Capital A.G., our majority shareholder. Accrued interest outstanding of $86,222 was converted into 125,000,000 post-split shares of common stock.

As of November 30, 2013 and 2012, we had a payable of $482,243 owed to Bay Capital A.G.

On February 12, 2014, we issued a total of two million (2,000,000) shares of our newly designated Series A Preferred Stock to Bay Capital A.G. for total proceeds of $20,000. The Series A Preferred Stock entitles the holder to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of two hundred (200) votes for each share held.

During 2013, Cannabis-Rx Inc., an entity with common ownership, advanced an aggregate of $50,496 to us which was outstanding as of November 30, 2013.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended November 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$14,000	$0	$0	$0
2012	$10,800	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Certificate of Change(2)
3.3	Amendment to Articles of Incorporation(3)
3.4	Certificate of Amendment(3)
3.5	Certificate of Designation(3)
3.6	Amended and Restated Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  Incorporated by reference to the Form 8-K filed on January 17, 2013.
  Incorporated by reference to the Form 8-K filed on December 4, 2013.
  Incorporated by reference to the Form 8-K filed on February 12, 2014.
17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Homes, Inc.

By: /s/ Llorn Kylo

Llorn Kylo

President, Chief Executive Officer, Principal Executive Officer,

Chief Financial Officer, Principal Financial Officer,

Principal Accounting Officer, and Director

February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Llorn Kylo

Llorn Kylo

President, Chief Executive Officer, Principal Executive Officer,

Chief Financial Officer, Principal Financial Officer,

Principal Accounting Officer, and Director

February 28, 2014

