Form 10-Q
period 2014-02-28
Berkshire Homes, Inc.
filed 2014-04-21
CIK 1505124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2014

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

[ ] Yes [X] No

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 157,200,000 as of April 21, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of February 28, 2014 and February 28, 2013 (unaudited);
F-2	Statements of Operations for the three months ended February 28, 2014 and 2013, and period from June 2, 2010 (Inception) to February 28, 2014 (unaudited);
F-3	Statements of Cash Flows for the three months ended February 28, 2014 and 2013, and period from June 2, 2010 (Inception) to February 28, 2014 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

BERKSHIRE HOMES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (unaudited)

	February 28, 2014	November 30, 2013
ASSETS
Current Assets
Cash and equivalents	$3,683	$146,048
Inventory of property under development	2,041,086	1,914,762
Total Current Assets	2,044,769	2,060,810
Deferred financing costs	12,691	15,147
TOTAL ASSETS	$2,057,460	$2,075,957

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$105,917	$78,191
Accounts payable to related parties	494,020	494,020
Advances due to related party	275	275
Advances due to Longview Realty, Inc.	87,849	50,496
Promissory notes current	1,868,493	—
Total Current Liabilities	2,556,554	622,982

Promissory notes long term	781,507	2,650,000
Total liabilities	3,338,061	3,272,982

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	200	—
Common Stock, $.0001 par value, 500,000,000 shares authorized, 157,200,000 and 215,200,000 shares issued and outstanding	15,720	21,520
Additional paid-in capital	152,680	127,080
Preferred share subscription receivable	(20,000)	—
Deficit accumulated during the development stage	(1,429,201)	(1,345,625)
Total Stockholders’ Deficit	(1,280,601)	(1,197,025)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,057,460	$2,075,957

See accompanying notes to unaudited consolidated financial statements.

F-1

BERKSHIRE HOMES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013	For the period from June 2, 2010 (Inception) to February 28, 2014

REVENUES	$—	$—	$22,000

OPERATING EXPENSES
Consulting fees	12,000	1,000	566,922
General and administrative	8,993	15,893	196,847
Professional fees	8,252	41,482	150,819
Management fees and expenses	18,750	12,500	310,776
TOTAL EXPENSES	47,995	70,875	1,225,364

LOSS FROM OPERATIONS	(47,995)	(70,875)	(1,203,364)

OTHER INCOME (EXPENSE)
Interest expense	(35,581)	(17,050)	(190,122)
Loss on extinguishment of liabilities	—	—	(35,715)
TOTAL OTHER INCOME (EXPENSE)	(35,581)	(17,050)	(225,837)

NET LOSS	$(83,576)	$(87,925)	$(1,429,201)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	197,800,000	90,200,000

See accompanying notes to unaudited consolidated financial statements.

F-2

BERKSHIRE HOMES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013	June 2, 2010 (Inception) to February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(83,576)	$(87,925)	$(1,429,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of liabilities	—	—	35,715
Amortization of deferred financing costs	2,456	—	6,959
Changes in operating assets and liabilities:
Prepaid expenses	—	—	—
Inventory of properties under development	(126,324)	—	(2,041,086)
Accounts payable and accrued interest	27,726	38,162	677,445
Accounts payable - related party	—	250	11,777
Net Cash Used in Operating Activities	(179,718)	(49,513)	(2,738,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	—	—	275
Cash paid for deferred financing costs	—	—	(19,650)
Borrowings on related party debt	—	—	500,000
Issuance of promissory notes	—	100,000	2,650,000
Payments on related party debt	—	—	(500,000)
Advances from Longview Realty, Inc.	37,353	—	87,849
Sale of common stock	—	—	23,600
Net Cash Provided by Financing Activities	37,353	100,000	2,742,074

Net increase in cash	(142,365)	50,487	3,683
Cash, beginning of period	146,048	—	—
Cash, end of period	$3,683	$50,487	$3,683

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	—	—	—

NON-CASH TRANSACTIONS
Preferred stock subscription receivable	$20,000	$—	$20,000
Cancellation of common stock	$5,800	$—	$5,800
Common stock issued for accrued interest	$—	$—	$89,285

See accompanying notes to unaudited consolidated financial statements.

F-3

BERKSHIRE HOMES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

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

Basis of Presentation

The accompanying unaudited interim financial statements of Berkshires Homes, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2013 annual financial statements and notes thereto filed on Form 10-K with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s fiscal 2013 financial statements have been omitted.

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,429,201 as of February 28, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

F-4

NOTE 3- RELATED PARTY TRANSACTIONS

During the three months ended February 28, 2014 and 2013, the Company incurred management fees of $18,750 and $12,500, respectively to the sole director and officer of the Company.

As of February 28, 2014, the Company had payables owed to the sole director and officer of the Company of $11,777 consisting of amounts paid by the sole director and officer on behalf of the Company.

As of February 28, 2014, the Company had a payable of $482,243 owed to Bay Capital A.G., who became a related party during 2013 by obtaining majority ownership.

A former director of the Company loaned $275 to the Company on June 2, 2010. The amount was outstanding at February 28, 2014 and 2013.

During 2013, Longview Realty Inc., an entity with common ownership, advanced an aggregate of $50,496 to the Company. In addition, during the three months ended February 28, 2014, Longview advanced an additional $ 37,353 to the Company. As at February 28, 2014, the total advances from Longview was $ 87,849.

The amounts due to these related parties are due on demand, non-interest bearing and unsecured.

F-5

NOTE 4- PROMISSORY NOTES

On June 13, 2013, the Company borrowed $2,150,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 13, 2015. In connection with the note, the Company paid a fee of $19,650 to a third party which was recorded as deferred financing costs and is being amortized to interest expense over the life of the loan using the effective interest rate method. During the period ended February 28, 2014, amortization expense of $2,456 was recognized and unamortized financing costs of $12,691 are deferred on the balance sheet. As of February 28, 2014, $1,531,507 was classified as a short-term liability and $618,493 was classified as a long-term liability.

On June 27, 2013, the Company borrowed $500,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 27, 2015. As of February 28, 2014, $336,986 was classified as a short-term liability and $163,014 was classified as a long-term liability.

NOTE 5- COMMON STOCK

On February 12, 2014, the Company authorized a class of Series A preferred stock consisting of 5,000,000 shares with a par value of $ 0.0001 per share. On February 12, 2014, the Company issued 2,000,000 such shares for cash of $20,000. As of the date of filing, the Company had not received the proceeds of the share subscription and the proceeds have been recorded as share subscriptions receivable.

During the three months ended February 28, 2014, the sole director and officer returned an aggregate of 58,000,000 common shares to the Company and they were cancelled.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

F-6

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

In furthering our business plan, we have been actively searching for capital to purchase distressed properties and build our inventory. In 2013, we sold an aggregate of $2,650,000 of our 5% unsecured promissory notes (the “5% Notes”) for gross proceeds to us of $2,650,000. The 5% Notes accrued interest at the rate of 5% per annum are due and payable twenty four months from their respective dates of issuance, subject to acceleration in the event of default and the 5% Notes may be prepaid, in whole or in part, without penalty or premium.

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

Results of Operations for the three months ended February 28, 2014 and 2013

Revenues

We have generated no revenue since our inception. We are a development stage company that has only recently acquired properties and there is no guarantee that we will be able to execute on our business. We have incurred losses since our inception.

Operating Expenses

Operating expenses decreased to $47,995 for the three months ended February 28, 2014 from $70,875 for the three months ended February 28, 2013. Our operating expenses for the three months ended February 28, 2014 consisted of professional fees in the amount of $ 8,252, management fees and expenses of $18,750, general and administrative expenses of $8,993 and consulting fees of $12,000. In comparison, our operating expenses for the three months ended February 28, 2013 consisted of professional fees in the amount of $41,482, management fees and expenses of $12,500, general and administrative expenses of $15,893 and consulting fees of $ 1,000.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with the acquisition, renovation and sale of residential properties and our continued reporting obligations with the Securities and Exchange Commission.

Interest Expenses

Interest expenses increased by $18, 531 to $35,581 for the three months ended February 28, 2014 from $17,050 for the three months ended February 28, 2013. The increase is attributable to the increase in long-term promissory notes.

On June 13, 2013, we issued a promissory note for proceeds of $2,150,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 13, 2015. On June 27, 2013, we issued a promissory note for proceeds of $500,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 27, 2015.

Net Loss

We incurred a net loss of $83,576 for the three months ended February 28, 2014, compared to a net loss of $87,925 for the three months ended February 28, 2013.

Liquidity and Capital Resources

As of February 28, 2014, we had total current assets of $2,044,769, consisting of cash and our real property inventory. We had current liabilities of $2,556,554 as of February 28, 2014. Accordingly, we had a working capital deficit of $511,785 as of February 28, 2014.

Operating activities used $179,718 in cash for the three months ended February 28, 2014, as compared with $49,513 used for the three months ended February 28, 2013. Our negative operating cash flow for February 28, 2014 was mainly a result of the increase in our real property inventory and our net loss for the period.

Financing activities for the year ended February 28, 2014 generated $37,353 in cash, as compared with cash flows provided by financing activities of $100,000 for the three months ended February 28, 2013. Our positive cash flow from financing activities for the three months ended February 28, 2014 was the result of advances from Cannabis-RX, Inc, (formerly Longview Realty, Inc.), a related party.

As of February 28, 2014, we had $3,683 in cash. Until we are able to sustain our ongoing operations through revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

These financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $ 1,429,201 as of February 28, 2014 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Off Balance Sheet Arrangements

As of February 28, 2014, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of February 28, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of February 28, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of February 28, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending February 28, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.       We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.       Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended February 28, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2014 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berkshire Homes, Inc.
Date:	April 21, 2014
By:	/s/ Llorn Kylo
Llorn Kylo
Title:	President, Chief Executive Officer, Chief Financial Officer and Director

