Form 10-Q
period 2014-05-31
Berkshire Homes, Inc.
filed 2014-07-15
CIK 1505124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 157,200,000 as of July 1, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of May 31, 2014 and November 30, 2013 (unaudited);
F-2	Statements of Operations for the three and six months ended May 31, 2014 and 2013 (unaudited);
F-3	Statements of Cash Flows for the six months ended May 31, 2014 and 2013 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

BERKSHIRE HOMES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

	May 31, 2014	November 30, 2013
ASSETS
Current Assets
Cash and equivalents	$2,323,869	$146,048
Inventory of property under development	4,228,119	1,914,762
Total Current Assets	6,551,988	2,060,810
Deferred financing costs	10,234	15,147
TOTAL ASSETS	$6,562,222	$2,075,957
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$151,928	$78,191
Accounts payable to related parties	507,358	494,020
Advances due to related party	275	275
Advances due to Longview Realty, Inc.	87,849	50,496
Promissory notes - current	3,743,493	—
Total Current Liabilities	4,490,903	622,982
Promissory notes - long term	3,406,507	2,650,000
Total liabilities	7,897,410	3,272,982
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 2,000,000 and nil shares issued and outstanding	200	—
Common Stock, $.0001 par value, 500,000,000 shares authorized, 157,200,000 and 215,200,000 shares issued and outstanding	15,720	21,520
Additional paid-in capital	152,680	127,080
Preferred share subscription receivable	(20,000)	—
Deficit accumulated	(1,483,788)	(1,345,625)
Total Stockholders’ Deficit	(1,335,188)	(1,197,025)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,562,222	$2,075,957

See accompanying notes to unaudited consolidated financial statements.

BERKSHIRE HOMES INC.

CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED MAY 31, 2014 AND 2013

	Three months ended May 31, 2014	Three months ended May 31, 2013	Six months ended May 31, 2014	Six months ended May 31, 2013
REVENUES	$1,210,000	$—	$1,210,000	$—
COST OF SALES	1,108,610	—	1,108,610	—
GROSS PROFIT	101,390		101,390
EXPENSES
Consulting fees	—	—	12,000	1,000
Insurance	6,065	—	6,065	—
General and administrative	17,338	6,406	26,331	22,299
Professional fees	36,713	1,894	44,965	43,376
Management fees and expenses	35,621	37,500	54,371	50,000
TOTAL EXPENSES	95,737	45,800	143,732	116,675
INCOME (LOSS) FROM OPERATIONS	5,653	(45,800)	(42,342)	(116,675)
OTHER INCOME (EXPENSE)
Interest expense	(60,240)	(19,350)	(95,821)	(36,400)
TOTAL OTHER INCOME ( EXPENSE)	(60,240)	(19,350)	(95,821)	(153,075)
NET LOSS	$(54,587)	$(65,150)	$(138,163)	$(153,075)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	157,200,000	4,510,000	176,533,333	4,510,000

See accompanying notes to unaudited consolidated financial statements.

BERKSHIRE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended May 31, 2014	Six Months Ended May 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(138,163)	(153,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	4,913	—
Changes in operating assets and liabilities:
Inventory of properties under development	(2,313,357)	—
Accounts payable and accrued interest	85,514	56,706
Accounts payable - related party	1,561	5,911
Net Cash Used in Operating Activities	(2,359,532)	(90,458)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of promissory notes	4,500,000	100,000
Advances from Longview Realty, Inc.	37,353	—
Net Cash Provided by Financing Activities	4,537,353	100,000
Net increase in cash	(2,469,917)	9,542
Cash, beginning of period	146,048	—
Cash, end of period	$2,323,869	$9,542
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	—	—
NON-CASH TRANSACTIONS
Preferred stock subscription receivable	$20,000
Cancellation of common stock	$5,800
Common stock issued for accrued interest	$—	—

See accompanying notes to unaudited consolidated financial statements.

BERKSHIRE HOMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Berkshire Homes, Inc. (the “Company”) changed its business focus in November 2012 to the acquisition, rehabilitation and sale or lease of distressed residential real estate in the United States.

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

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,483,788 as of May 31, 2014 and further losses are anticipated raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended May 31, 2014 and 2013, the Company incurred management fees of $35,621 and $37,500, respectively to the sole director and officer of the Company. During the six months ended May 31, 2014 and 2013, the Company incurred management fees of $54,371 and $50,000, respectively to the sole director and officer of the Company.

As of May 31, 2014, the Company had payables owed to the sole director and officer of the Company of $13,338 consisting of amounts paid by the sole director and officer on behalf of the Company.

As of May 31, 2014, the Company had a payable of $494,020 owed to Bay Capital A.G., who became a related party during 2013 by obtaining majority ownership.

A former director of the Company loaned $275 to the Company on June 2, 2010. The amount was outstanding at May 31, 2014 and 2013.

During 2013, Longview Realty Inc., an entity with common ownership, advanced an aggregate of $50,496 to the Company. In addition, during the six months ended May 31, 2014, Longview advanced an additional $37,353 to the Company. As at May 31, 2014, the total advances from Longview was $ 87,849.

The amounts due to these related parties are due on demand, non-interest bearing and unsecured.

NOTE 4 - PROMISSORY NOTES

On June 13, 2013, the Company borrowed $2,150,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 13, 2015. In connection with the note, the Company paid a fee of $19,650 to a third party which was recorded as deferred financing costs and is being amortized to interest expense over the life of the loan using the effective interest rate method. During the period ended May 31, 2014, amortization expense of $4,913 was recognized and unamortized financing costs of $10,234 are deferred on the balance sheet. As of May 31, 2014, $1,531,507 was classified as a short-term liability and $618,493 was classified as a long-term liability.

On June 27, 2013, the Company borrowed $500,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 27, 2015. As of May 31, 2014, $336,986 was classified as a short-term liability and $163,014 was classified as a long-term liability.

On April 21, 2014, the Company borrowed $4,500,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on April 21, 2016. As of May 31, 2014, $1,875,000 was classified as short-term liability and $ 2,625,000 has been classified as a long-term liability.

NOTE 5 - COMMON STOCK

On February 12, 2014, the Company authorized a class of Series A preferred stock consisting of 5,000,000 shares with a par value of $ 0.0001 per share. On February 12, 2014, the Company issued 2,000,000 such shares for cash of $20,000. As May 31, 2014 of the date of filing, the Company had not received the proceeds of the share subscription and the proceeds have been recorded as share subscriptions receivable.

During the three months ended May 31, 2014, the sole director and officer returned an aggregate of 58,000,000 common shares to the Company and they were cancelled.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

On June 20, 2014, the Company borrowed $2,000,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 20, 2016.

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

Company Overview

We are focused on the acquisition and rehabilitation of distressed residential properties in the United States. Our corporate offices are located at 2375 East Camelback Road, Suite 600, Phoenix, AZ 85016 and our phone number is (602) 387-5393.

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

In furthering our business plan, we have been actively searching for capital to purchase distressed properties and build our inventory. In 2013 and through April 2014, we sold an aggregate of $7,150,000 of our 5% unsecured promissory notes (the “5% Notes”) for gross proceeds to us of $7,150,000. The 5% Notes accrued interest at the rate of 5% per annum are due and payable twenty four months from their respective dates of issuance, subject to acceleration in the event of default and the 5% Notes may be prepaid, in whole or in part, without penalty or premium.

With the money we have raised through debt financing to date we have acquired 11 properties for a purchase price of $4,762,290. Of theses 11 properties we have sold 3 for $1,210,000. The properties include single and multi-family residences in 3 States. We plan to recycle all the capital from these properties and purchase more similar type assets to rehabilitate and sell. Additionally, we plan to expand our portfolio and have been looking at other major urban markets to enter into. Our short and long-term goals are to seek out opportunistic real estate investments that meet our underwriting criteria including twenty percent annualized returns. There is no assurance, however, that we will find the assets that fit our parameters or that we will raise the needed capital to implement our business plan.

We will continue our efforts to secure additional financing, which is necessary to implement our business strategy of acquiring a substantial portfolio investment properties. We plan to continue our efforts to secure financing.

Results of Operations for the three and six months ended May 31, 2014 and 2013

Revenues

We generated sales of $1,210,000 for the three months ended May 31, 2014, our first quarter to post revenues.. Our cost of sales totaled $1,108,610. Our costs of sales includes: purchase price, rehabilitation, escrow, closing costs, and commissions. We achieved a gross profit of $101,390 for the three months ended May 31, 2014 which represented a 9.2% return.

Operating Expenses

Operating expenses increased by $49,937 to $95,737 for the three months ended May 31, 2014 from $45,800 for the three months ended May 31, 2013. Our operating expenses for the three months ended May 31, 2014 consisted of professional fees in the amount of $36,713, management fees and expenses of $35,621, general and administrative expenses of $17,338 and insurance expenses of $6,065. In comparison, our operating expenses for the three months ended May 31, 2013 consisted of professional fees in the amount of $1,894, management fees and expenses of $37,500, and general and administrative expenses of $6,406.

Operating expenses increased by $27,057 to $145,732 for the six months ended May 31, 2014 from $116,675 for the six months ended May 31, 2013. Our operating expenses for the six months ended May 31, 2014 consisted of professional fees in the amount of $44,965, management fees and expenses of $54,371, general and administrative expenses of $26,331, consulting fees of $12,000 and insurance expenses of $6,065.. In comparison, our operating expenses for the six months ended May 31, 2013 consisted of professional fees in the amount of $43,376, management fees and expenses of $50,000, general and administrative expenses of $22,299 and consulting fees of $1,000.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with the acquisition, renovation and sale of residential properties and our continued reporting obligations with the Securities and Exchange Commission.

Interest Expenses

Interest expenses increased by $40,890 to $60,240 for the three months ended May 31, 2014 from $169,350 for the three months ended May 31, 2013. Interest expenses increased by $59,421 to $95,821 for the six months ended May 31, 2014 from $36,400 for the six months ended May 31, 2013. The increase is attributable to the increase in long-term promissory notes.

On June 13, 2013, we issued a promissory note for proceeds of $2,150,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 13, 2015. On June 27, 2013, we issued a promissory note for proceeds of $500,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 27, 2015. On April 21, 2014, we issued a promissory note for proceeds of $4,500,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on April 21, 2016.

Net Loss

We incurred a net loss of $54,587 for the three months ended May 31, 2014, compared to a net loss of $65,150 for the three months ended May 31, 2013. We incurred a net loss of $138,165 for the six months ended May 31, 2014, compared to a net loss of $153,075 for the six months ended May 31, 2013.

Liquidity and Capital Resources

As of May 31, 2014, we had total current assets of $6,551,988, consisting of cash and our real property inventory. We had current liabilities of $2,615,903 as of May 31, 2014. Accordingly, we had a working capital of $3,936,085 as of May 31, 2014.

Operating activities used $2,359,532 in cash for the six months ended May 31, 2014, as compared with $90,458 used for the six months ended May 31, 2013. Our negative operating cash flow for May 31, 2014 was mainly a result of the increase in our real property inventory and our net loss for the period.

Financing activities for six months ended May 31, 2014 generated $4,537,353 in cash, as compared with cash flows provided by financing activities of $100,000 for the three months ended May 31, 2013. Our positive cash flow from financing activities for the six months ended May 31, 2014 was the result of our ability to raise debt financing.

As of May 31, 2014, we had $2,323,869 in cash. Until we are able to sustain our ongoing operations through revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

These financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $1,483,788 as of May 31, 2014 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Recently Issued Accounting Pronouncements

The company has limited operations and is considered to be in the development stage. In the year ended February 28, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

Off Balance Sheet Arrangements

As of May 31, 2014, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of May 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of May 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

•	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending May 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended May 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided  herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berkshire Homes, Inc.
Date:	July 15, 2014
By:	/s/ Llorn Kylo
Llorn Kylo
Title:	President, Chief Executive Officer and Director

