Form 10-Q
period 2014-08-31
Berkshire Homes, Inc.
filed 2014-10-15
CIK 1505124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 157,200,000 as of October 15, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of August 31, 2014 and November 30, 2013 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended August 31, 2014 and 2013 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended August 31, 2014 and 2013 (unaudited); and
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

BERKSHIRE HOMES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	August 31, 2014	November 30, 2013
ASSETS
Current Assets
Cash and equivalents	$385,602	$146,048
Inventory of property under development	8,604,160	1,914,762
Total Current Assets	8,989,762	2,060,810
Deferred financing costs	7,778	15,147
TOTAL ASSETS	$8,997,540	$2,075,957

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,782	$17,438
Accrued interest	259,170	60,753
Accounts payable to related parties	494,020	494,020
Advances due to related party	275	275
Advances due to Longview Realty, Inc.	168,447	50,496
Promissory notes - current	2,650,000	—
Total Current Liabilities	3,577,694	622,982

Promissory notes - long term	6,500,000	2,650,000
Total liabilities	10,077,694	3,272,982

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 2,000,000 and nil shares issued and outstanding	200	—
Common Stock, $.0001 par value, 500,000,000 shares authorized, 157,200,000 and 215,200,000 shares issued and outstanding	15,720	21,520
Additional paid-in capital	152,680	127,080
Preferred share subscription receivable	(20,000)	—
Accumulated Deficit	(1,228,754)	(1,345,625)
Total Stockholders’ Deficit	(1,080,154)	(1,197,025)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,997,540	$2,075,957

See accompanying notes to unaudited consolidated financial statements.

F-1

BERKSHIRE HOMES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended August 31, 2014	Three months ended August 31, 2013	Nine months ended August 31, 2014	Nine months ended August 31, 2013

REVENUES	$3,411,705	$—	$4,621,705	$—

COST OF SALES	2,997,901		4,106,511

GROSS PROFIT	413,804		515,194

EXPENSES
Consulting fees	—	—	12,000	1,000
Insurance	832	—	6,897	—
General and administrative	22,988	33,039	49,319	55,335
Professional fees	731	3,700	45,696	47,076
Management fees and expenses	31,624	37,500	85,995	87,500
TOTAL EXPENSES	56,175	74,239	199,907	190,911

INCOME (LOSS) FROM OPERATIONS	357,629	(74,239)	315,287	(190,911)

OTHER INCOME (EXPENSE)
Interest expense	(102,595)	(37,522)	(198,416)	(73,922)
Loss on extinguishments of liabilities	—	(35,715)	—	(35,715)
TOTAL OTHER INCOME ( EXPENSE)	(102,595)	(73,237)	(198,416)	(109,637)

NET INCOME (LOSS)	$255,034	$(147,476)	$116,871	$(300,548)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.02)	$0.00	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	157,200,000	6,593,333	170,088,889	5,551,667

See accompanying notes to unaudited consolidated financial statements.

F-2

BERKSHIRE HOMES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended August 31, 2014	Nine months ended August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$116,871	$(300,548)
Non-cash working capital items
Loss on extinguishments of liabilities	—	35,715
Amortization of deferred financing costs	7,369	—
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Inventory	(6,689,398)	(1,023,980)
Accounts payable - related party	—	8,588
Accounts payable and accrued expenses	186,761	70,834
Net cash used in operating activities	(6,378,397)	(1,209,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred financing costs	—	(19,650)
Advances from Longview Realty Inc.	117,951	—
Repayment of long term debt		(500,000)
Proceeds from promissory notes	6,500,000	2,750,000
Net cash provided by financing activities	6,617,951	2,230,350

NET CHANGE IN CASH	239,554	1,020,959

CASH - BEGINNING OF PERIOD	146,048	—

CASH - END OF PERIOD	$385,602	$1,020,959

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

NON-CASH TRANSACTIONS:
Accrued interest converted into shares	$—	$89,285
Subscription receivable	$20,000	$—
Cancellation of common stock	$5,800	$—

See accompanying notes to unaudited consolidated financial statements.

F-3

BERKSHIRE HOMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Berkshire Homes, Inc. (the “Company”) was incorporated in Nevada on June 2, 2010. The Company is no longer in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”

The Company acquires, rehabilitates and sells or leases distressed residential real estate in the United States.

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

NOTE 2- RELATED PARTY TRANSATIONS

As of August 31, 2014, the Company had a payable of $494,020 owed to Bay Capital A.G., who became a related party during 2013 by obtaining majority ownership.

During 2013, Cannabis-RX Inc., an entity with common ownership, advanced an aggregate of $50,496 to the Company. In addition, during the nine months ended August 31, 2014, Cannabis advanced an additional $117,951 to the Company. As at August 31, 2014, the total advances from Cannabis was $168,447.

The amounts due to these related parties are due on demand, non-interest bearing and unsecured.

F-4

NOTE 3 - PROMISSORY NOTES

On June 13, 2013, the Company borrowed $2,150,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 13, 2015. In connection with the note, the Company paid a fee of $19,650 to a third party which was recorded as deferred financing costs and is being amortized to interest expense over the life of the loan using the effective interest rate method. During the period ended August 31, 2014, amortization expense of $7,369 was recognized and unamortized financing costs of $7,778 are deferred on the balance sheet. As of August 31, 2014, $2,150,000 was classified as a short-term liability.

On June 27, 2013, the Company borrowed $500,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 27, 2015. As of August 31, 2014, $500,000 was classified as a short-term liability.

On April 21, 2014, the Company borrowed $4,500,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on April 21, 2016. As of August 31, 2014, 4,500,000 was classified as a long-term liability.

On June 23, 2014, the Company borrowed $2,000,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 23, 2016. As of August 31, 2014, $2,000,000 was classified as a long-term liability.

NOTE 4- COMMON STOCK

On February 12, 2014, the Company authorized a class of Series A preferred stock consisting of 5,000,000 shares with a par value of $ 0.0001 per share. On February 12, 2014, the Company issued 2,000,000 such shares for cash of $20,000. As August 31, 2014 of the date of filing, the Company had not received the proceeds of the share subscription and the proceeds have been recorded as share subscriptions receivable.

During the nine months ended August 31, 2014, the sole director and officer returned an aggregate of 58,000,000 common shares to the Company and they were cancelled.

F-5

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

In furthering our business plan, we have been actively searching for capital to purchase distressed properties and build our inventory. We have sold an aggregate of $7,150,000 of our 5% unsecured promissory notes (the “5% Notes”) for gross proceeds to us of $7,150,000. The 5% Notes accrued interest at the rate of 5% per annum are due and payable twenty four months from their respective dates of issuance, subject to acceleration in the event of default and the 5% Notes may be prepaid, in whole or in part, without penalty or premium.

With the money we have raised through debt financing to date we have acquired 20 properties for a purchase price of $11,049,890. Of these 20 properties we have sold 7 for $4,667,500 prior to closing costs. Also, one property is under contract for sale, 2 are listed for sale, and 10 are under rehab. The properties include single and multi-family residences in 5 States. We plan to recycle all the capital from these properties and purchase more similar type assets to rehabilitate and sell. Additionally, we plan to expand our portfolio and have been looking at other major urban markets to enter into. Our short and long-term goals are to seek out opportunistic real estate investments that meet our underwriting criteria including twenty percent annualized returns. There is no assurance, however, that we will find the assets that fit our parameters or that we will raise the needed capital to implement our business plan.

We will continue our efforts to secure additional financing, which is necessary to implement our business strategy of acquiring a substantial portfolio investment properties. We plan to continue our efforts to secure financing.

Results of Operations for the three and nine months ended August 31, 2014 and 2013

Revenues

We generated sales of $3,411,705 for the three months ended August 31, 2014, our second quarter to post revenues. We generated sales of $4,621,705 for the nine months ended August 31, 2014, as compared with no revenue for the same period ended August 31, 2013. Our cost of sales totaled $2,997,901 and 4,106,511 for the three and nine months ended August 31, 2014, respectively. Our costs of sales includes: purchase price, rehabilitation, escrow, closing costs, and commissions. We achieved a gross profit of $413,804 for the three months ended August 31, 2014, which represented a 12% margin, and a gross profit of $515,194 for the nine months ended August 31, 2014, which represents an 11% margin.

Operating Expenses

Operating expenses decreased by $18,064 to $56,175 for the three months ended August 31, 2014 from $74,239 for the three months ended August 31, 2013. Our operating expenses for the three months ended August 31, 2014 consisted of management fees and expenses of $31,624, general and administrative expenses of $22,988, professional fees of $731 and insurance expenses of $832. In comparison, our operating expenses for the three months ended August 31, 2013 consisted of management fees and expenses of $37,500, general and administrative expenses of $33,039, and professional fees of $3,700.

Operating expenses increased by $8,996 to $199,907 for the nine months ended August 31, 2014 from $190,911 for the nine months ended August 31, 2013. Our operating expenses for the nine months ended August 31, 2014 consisted of management fees and expenses of $85,995, professional fees of $45,696, general and administrative expenses of $49,319, consulting fees of $12,000 and insurance expenses of $6,897. In comparison, our operating expenses for the nine months ended August 31, 2013 consisted of management fees and expenses of $87,500, general and administrative expenses of $55,335, professional fees in the amount of $47,076 and consulting fees of $1,000.

We anticipate our operating expenses will increase as we continue to expand our operations. The increase will be attributable to administrative and operating costs associated with the acquisition, expand renovation and sale of residential properties and our continued reporting obligations with the Securities and Exchange Commission.

Interest Expenses

Other Interest expenses increased by $65,073 to $102,595 for the three months ended August 31, 2014 from $37,522 for the three months ended August 31, 2013. The increase is attributable to an increase in debt to finance our real estate operations.. Interest expenses increased by $124,494 to $198,416 for the nine months ended August 31, 2014 from $73,922 for the nine months ended August 31, 2013. The increase is attributable to an increase in debt to finance our real estate operations.

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

Net Income ( Loss)

We incurred net income of $255,034 for the three months ended August 31, 2014, compared to a net loss of $147,476 for the three months ended August 31, 2013. We incurred net income of $116,871 for the nine months ended August 31, 2014, compared to a net loss of $300,548 for the nine months ended August 31, 2013.

Liquidity and Capital Resources

As of August 31, 2014, we had total current assets of $8,989,762, consisting of cash and our real property inventory. We had current liabilities of $3,577,694 as of August 31, 2014. Accordingly, we had working capital of $5,412,068 as of August 31, 2014.

Operating activities used $6,378,397 in cash for the nine months ended August 31, 2014, as compared with $1,209,391 used for the nine months ended August 31, 2013. Our negative operating cash flow for August 31, 2014 was a result of the increase in our real property inventory.

Financing activities for nine months ended August 31, 2014 generated $6,617,951 in cash, as compared with cash flows provided by financing activities of $2,230,350 for the three months ended August 31, 2013. Our positive cash flow from financing activities for the nine months ended August 31, 2014 was the result of our ability to raise debt financing.

As of August 31, 2014, we had $385,602 in cash. Until we are able to sustain our ongoing operations through revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of August 31, 2014, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of August 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of August 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of August 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

•       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending August 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended August 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2014 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berkshire Homes, Inc.
Date:	October 15, 2014
By:	/s/ Llorn Kylo
Llorn Kylo
Title:	President, Chief Executive Officer, Chief Financial Officer and Director

