Form 10-K
period 2014-11-30
Berkshire Homes, Inc.
filed 2015-03-17
CIK 1505124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 1,572,002 as of March 13, 2015

PART I

Item 1. Business

Overview

We are focused on the acquisition, rehabilitation and sale of distressed residential properties in the United States. We will, however, consider the acquisition of commercial and multi-family properties as well. Our corporate offices are located at 2375 East Camelback Road, Suite 600, Phoenix, AZ 85016 and our phone number is (602) 387-5393.

We believe that the current housing market environment presents an unprecedented opportunity for those who have the expertise, operating platform, technology systems and capital in place to execute an acquisition and operating strategy in a cost-effective manner. We intend to build a geographically diversified portfolio of primarily residential homes in target markets that we believe exhibit favorable demographics and long-term economic trends, attractive acquisition prices and appreciation potential, as well as rental yields with commercial and multi-family properties. We intend to implement a buy and renovate strategy to increase value, livability, and attractiveness, and then sell the properties or we may keep them for value as rental properties.

In furthering our business plan, we have been actively searching for capital to purchase distressed properties and build our inventory. We have sold an aggregate of $9,150,000 of our 5% unsecured promissory notes (the “5% Notes”) for gross proceeds to us of $9,150,000. The 5% Notes accrued interest at the rate of 5% per annum are due and payable twenty four months from their respective dates of issuance, subject to acceleration in the event of default and the 5% Notes may be prepaid, in whole or in part, without penalty or premium.

With the money we have raised through debt financing to date we have acquired 23 properties for a purchase price of $11,855,762.02. Of these 23 properties we have sold 11 for $5,691,800.00 prior to closing costs. Also, 3 properties are under contract for sale, 2 are listed for sale, and 7 are under rehab. The properties include single and multi-family residences in 6 States. We plan to recycle all the capital from these properties and purchase more similar type assets to rehabilitate and sell. Additionally, we plan to expand our portfolio and have been looking at other major urban markets to enter into. Our short and long-term goals are to seek out opportunistic real estate investments that meet our underwriting criteria including twenty percent annualized returns. There is no assurance, however, that we will find the assets that fit our parameters or that we will raise the needed capital to implement our business plan.

We will continue our efforts to secure additional financing, which is necessary to implement our business strategy of acquiring a substantial portfolio investment properties. We plan to continue our efforts to secure financing.

Our Business

Property Acquisitions

We plan to acquire properties that will be beneficial to our strategic objectives at costs that management believes is at or below current fair market values or that have significant marketable potential. We will consider acquisitions of multi-family and single-family properties in our target markets through a variety of acquisition channels, including foreclosure auctions, online auctions, brokers, multiple listing services, short sales and bulk purchases from institutions or investor groups. We plan to use a multi-market and multi-channel investment strategy to provide flexibility in deploying capital and to diversify our portfolio, mitigate risk and avoid overexposure to any single market. We will continue to seek expansion of our acquisition channels. Acquisitions may be financed from various sources, including proceeds from the sale of equity securities, retained cash flow, or future debt financings.

We have a network of partners that consists of brokers, developers, builders, lenders, appraisers, title companies, banks and other industry contacts to identify and acquire real estate assets that have the potential for significant return on investment. Every asset acquisition will be negotiated and analyzed by our current management, which, if we have the available funds, we intend to add upon in the next twelve months. Each property will go through an evaluation period, during which our management team will perform a home inspection, if necessary, and determine the acquisition price, the renovation costs, the potential sales price, profitability and, if we decide to retain the property, potential rental income.

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

Our management team and our network will oversee the work of local contractors engaged to renovate our properties. We plan to give our future buyers and tenants the best possible living space. In order to accomplish this task, we will identify every opportunity for improvement in the properties we purchase including foundational repairs, extensive structural improvements, and cosmetic upgrades such as fresh paint, cabinetry, and more.

Property Disposition

Most of the properties purchased by us will be resold after rehabilitation. These properties will have an average turnaround time ranging from three months to a year. With our single family properties, we plan to target first-time homebuyers.

We would consider holding a portion of our acquired real estate for leasing purposes depending on the economics of the deal. To date, we have one rental property. To accomplish this goal, we plan to focus on providing quality and consistency in our customer service, maintenance, leasing and marketing operations.

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

Insurance

We maintain insurance on our properties. There is no assurance, however, that if we are made party to an action, we would have sufficient insurance or funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

We have two full-time employees. Mr. Llorn Kylo is our CEO and sole director and Mr. Munjit Johal is our CFO. If business is successful and we experience rapid growth, we may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Item 2. Properties

Our principal executive offices are located at 2375 East Camelback Road, Suite 600 Phoenix, AZ 850164. Our offices are leased for 2 years and we pay $285 in rent per month.

Included below is a current description of our real estate properties, their location, the dates of acquisition, the cost of acquisition, the general state of each project, and our proposed disposition.

Description	Location	Date of Acquisition	Cost of Acquisition(1)	Status of Project	Proposed Disposition
Single Family	Mill Creek, WA	7/16/2014	$235,000	Accepted Offer	$348,000
Single Family	Chicago, IL	7/28/2014	85,000	Accepted Offer	235,000
Multi Family	Tallahasse, FL	6/27/2014	2,500,000	Accepted Offer	3,500,000
Single Family	Chicago, IL	7/1/2014	590,000	Listed	1,349,000
Single Family	Cape Coral, FL	6/24/2014	585,100	Listed	789,900
Multi Family	Brookline, MA	8/1/2014	1,220,000	Rehab	2,800,000
Single Family	Oak Park, MI	1/27/2015	95,000	Rehab	139,000
Single Family	Coconut Grove, FL	2/11/2015	545,000	Rehab	850,000
Single Family	Seattle, WA	5/29/2014	586,000	Rehab	875,000
Single Family	Seattle, WA	6/6/2014	397,000	Rehab	665,000
Single Family	Bellevue, WA	5/2/2014	510,000	Rehab	760,000
Single Family	Chicago, IL	7/14/2014	455,000	Rehab	925,000

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

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is presently no active public market for our common stock. We have a trading symbol, BKSH, and we are quoted on the OTCPink operating by OTC Markets Group, Inc. There have been very few trades in our common stock at low volume. We can provide no assurance that a public market will materialize.

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

Holders of Our Common Stock

As of March 13, 2015, we had 1,572,002 shares of our common stock issued and outstanding, held by eleven (11) shareholders of record, with others holding shares in street name.

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

Recent Sales of Unregistered Securities

During the reporting period, we agreed to issue a total of two million (2,000,000) shares of our newly designated Series A Preferred Stock to Bay Capital A.G. for total proceeds of $20,000. As of the date of this filing, the proceeds have not been received from Bay Capital A.G., and the shares have not been issued.

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

Results of Operations for the years ended November 30, 2014 and 2013

Revenues

We generated sales of $5,351,300 for the year ended November 30, 2014, as compared with no revenue for the same period ended November 30, 2013. Our cost of sales totaled $4,878,092 for the year ended November 30, 2014. Our costs of sales includes: purchase price, rental expenses, rehabilitation, escrow, closing costs, and commissions. We achieved a gross profit of $473,208 for the year ended November 30, 2014, which represented an 8% margin.

Discontinued Operations

We purchased a property for $2,500,000 (and rehabilitation expenses of $159,170) that is now related to discontinued operations and held for sale. Our income from these discontinued operations totaled $34,208 resulting from rental income of $85,070 net of associated costs of $25,939 and depreciation expense of $24,923.

Operating Expenses

Operating expenses increased by $39,917 to $259,098 for the year ended November 30, 2014 from $219,181 for the year ended November 30, 2013. Our operating expenses for the year ended November 30, 2014 mainly consisted of management fees and expenses of $116,656, professional fees of $68,375, general and administrative expenses of $51,066, depreciation of $1,229, consulting fees of $12,000 and insurance expenses of $9,772. In comparison, our operating expenses for the year ended November 30, 2013 mainly consisted of management fees and expenses of $106,250, general and administrative expenses of $56,220 and professional fees in the amount of $55,711, and consulting fee of $1,000.

We anticipate our operating expenses will increase as we continue to expand our operations. The increase will be attributable to administrative and operating costs associated with the management associated with the increase in the acquisition, renovation and sale of residential properties and our continued reporting obligations with the Securities and Exchange Commission.

Interest Expenses

We incurred interest expenses of $322,617 for the year ended November 30, 2014, as compared with $147,101 for the year ended November 30, 2013. For 2013, included is a loss on the extinguishment of debt of $35,715 we incurred.

On April 21, 2014, we borrowed $4,500,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on April 21, 2016.

On June 23, 2014, we borrowed $2,000,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 23, 2016.

We expect that interest expenses will increase as we plan to take on more debt to finance our property acquisitions resulting in higher interest expenses.

Net Loss

We incurred a net loss of $74,299 for the year ended November 30, 2014, compared to a net loss of $366,282 for the year ended November 30, 2013. Our net loss for 2014 includes net income of $34,208 from discontinued operations.

Liquidity and Capital Resources

As of November 30, 2014, we had total assets of $8,922,241. We had total liabilities of $10,193,565 as of November 30, 2014.

Operating activities used $3,702,394 in cash for the year ended November 30, 2014, as compared with $2,134,798 used for the year ended November 30, 2013. Our negative operating cash flow for November 30, 2014 was mainly a result of the increase in our real property inventory.

Investing activities used $2,688,670 in cash for the year ended November 30, 2014, as compared with $0 used for the year ended November 30, 2013. Our negative investing cash flow for November 30, 2014 was mainly a result of a property related to discontinued operations now held for sale.

Financing activities for year ended November 30, 2014 generated $6,598,701 in cash, as compared with cash flows provided by financing activities of $2,280,846 for the year ended November 30, 2013. Our positive cash flow from financing activities for the year ended November 30, 2014 was the result of our ability to raise debt financing.

As of November 30, 2014, we had $353,685 in cash. With the cash on hand, we have sufficient cash to operate our business at the current level for the next twelve months. Our plan, however, is to acquire more properties, and to do this, we intend to fund our expansion through debt and/or equity financing arrangements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Our critical accounting policies are set forth in Note 2 to the financial statements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off Balance Sheet Arrangements

As of November 30, 2014, there were no off balance sheet arrangements.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Consolidated Financial Statements:

F-1	Report of Independent Registered Public Accounting Firms
F-2	Consolidated Balance Sheets as of November 30, 2014 and 2013
F-3	Consolidated Statements of Operations for the years ended November 30, 2014 and November 30, 2013
F-4	Consolidated Statement of Stockholders’ (Deficit) Equity for the year ended November 30, 2014 and 2013
F-5	Consolidated Statements of Cash Flows for the years ended November 30, 2014 and November 30, 2013
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Berkshire Homes, Inc.

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Berkshire Homes, Inc. and its subsidiary (collectively the“Company”) as of November 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Homes, Inc. and its subsidiary as of November 30, 2014 and 2013 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 17, 2015

BERKSHIRE HOMES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF

	November 30, 2014		November 30, 2013
ASSETS
Properties	$		$
Properties under development		4,963,545		1,914,762
Properties held for sale		932,171		—
Properties, net		5, 895,716		1, 914,762
Cash and equivalents		$353,685		$146,048
Prepaid expenses		5,000		—
Assets related to discontinued operations, net of accumulated depreciation of $24,923		2,634,247		0
Vehicle, net of accumulated depreciation of $ 1,229		28,271		0
Deferred financing costs		5,322		15,147
Total Assets		$8,922,241		$2,075,957

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities		$26,529		$17,438
Accrued interest		373,544		60,753
Accounts payable to related parties		494,020		494,020
Advances due to related party		—		275
Advances due to Cannabis-Rx, Inc.		149,472		50,496
Promissory notes		9,150,000		2,650,000
Total liabilities		10,193,565		3,272,982

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 2,000,000 and nil shares issued and outstanding		200		—
Common Stock, $0.0001 par value, 500,000,000 shares authorized, 1,572,002 and 2,152,000 shares issued and outstanding		157		215
Additional paid-in capital		168,243		148,385
Preferred share subscription receivable		(20,000)		—
Accumulated Deficit		(1,419,924)		(1,345,625)
Total Stockholders’ Deficit		(1,271,324)		(1,197,025)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$8,922,241		$2,075,957

See accompanying notes to consolidated financial statements.

BERKSHIRE HOMES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

	November 30, 2014	November 30, 2013
REVENUES
Property sales	$5,351,300	$—
	5,351,300
COST OF SALES
Property costs	4,878,092	—
	4,878,092	—

GROSS PROFIT	473,208	—

EXPENSES
Depreciation	1,229	—
Consulting fees	12,000	1,000
Insurance	9,772	—
General and administrative	51,066	56,220
Professional fees	68,375	55,711
Management fees and expenses	116,656	106,250
TOTAL EXPENSES	259,098	219,181

INCOME (LOSS) FROM OPERATIONS	214,110	(219,181)
OTHER INCOME (EXPENSE)
Interest expense	(322,617)	(111,386)
Loss on extinguishments of liabilities	—	(35,715)
TOTAL OTHER ( EXPENSE)	(322,617)	(147,101)
LOSS FROM CONTINUING OPERATIONS	(108,507)	—
INCOME FROM DISCONTINUED OPERATIONS	34,208	—
NET LOSS	$(74,299)	$(366,282)
NET INCOME LOSS PER SHARE: BASIC AND DILUTED FROM CONTINUING OPERATIONS	$(0.07)	$(0.26)
NET INCOME PER SHARE: BASIC AND DILUTED FROM DISCONTINUED OPERATIONS	$0.02
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,668,667	1,384,877

See accompanying notes to consolidated financial statements.

BERKSHIRE HOMES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JUNE 2, 2010 (INCEPTION) TO NOVEMBER 30, 2014

	Preferred Stock		Subscription	Common Stock		Additional Paid-in	Deficit
	Shares	Amount	Receivable	Shares	Amount	Capital	Accumulated	Total

Balance as of November 30, 2012	—	—	—	902,002	90	23,510	(979,343)	(955,743)

July 9, 2013 Common stock issued for accrued interest	—	—	—	125,000	125	124,875	—	125,000

Net loss	—	—	—	—	—	—	(366,282)	(366,282)
Balance as of November 30, 2013	—	—	—	2,152,002	215	148,385	(1,345,625)	(1,197,025)

Voluntary surrender of shares for cancellation				(580,000)	(58)	58	—	—

Issuance of Preferred shares	2,000,000	200	(20,000)	—	—	19,800	—	—

Net loss	—	—	—	—	—	—	(74,299)	(74,299)
Balance as of November 30, 2014	2,000,000	$200	$(20,000)	1,572,002	$157	$168,243	$(1,419,924)	$(1,271,324)

See accompanying notes to consolidated financial statements.

BERKSHIRE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

	November 30, 2014	November 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(74,299)	$(366,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,152	—
Amortization of deferred financing costs	9,826	4,503
Loss on extinguishments of liabilities	—	35,715
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	—
Inventory of properties under development	(3,980,954)	(1,914,762)
Accounts payable	9,089	(13,146)
Accrued interest	312,792	111,386
Accounts payable – related party	—	7,788
Net Cash Used by Operating Activities	(3,702,394)	(2,134,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	(392)	—
Deferred financing costs	—	(19,650)
Issuance of promissory notes	6,500,000	2,250,000
Advances from Cannabis-Rx, Inc.	99,093	50,496
Net Cash Provided by Financing Activities	6,598,701	2,280,846

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of vehicle	(29,500)	—
Acquisition of properties held for rental	(2,659,170)	—
Net Cash Used by Investing Activities	(2,688,670)	—

Net Change in Cash	207,637	146,048

Cash and Cash equivalents, beginning of period	146,048	—
Cash and Cash equivalents, end of period	$353,685	$146,048

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS
Accrued interest converted to shares	$—	$89,285
Preferred shares subscription receivable	$20,000	$—
Cancellation of common shares	$58	$—

See accompanying notes to consolidated financial statements.

BERKSHIRE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED NOVEMBER 30, 2014 AND 2013

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

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2014, the Company had $353,685 (2013 - $146,048) of unrestricted cash to be used for future business operations.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2014, there have been no interest or penalties incurred on income taxes.

Capital assets

Vehicle assets are recorded at cost and depreciated over their estimated useful lives on a straight line basis over a three year period.

Properties held for rental are recorded at cost and depreciated over their estimated useful lives on a straight line basis over a 39 year period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenues from property sales on the date when all terms and conditions have been completed and payment has been received, and title has been transferred to the purchaser.

Rental revenue, net of any concessions, is recognized on a straight-line basis over the term of the lease, which is not materially different than if it were recorded when due from tenants and recognized monthly as it is earned.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Properties

Transactions in which properties for resale are purchased that are not subject to an existing lease are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition fees. Inventory of property held for restoration and resale are valued at the lower of cost and net realizable value. Properties that are acquired either subject to an existing lease or as part of a portfolio level transaction are treated as a business combination under ASC 805, Business Combinations, and, as such, are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their relative fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties subject to an existing lease, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building

The value of acquired lease-related intangibles is estimated based upon the costs we would have incurred to lease the property under similar terms. Such costs are capitalized and amortized over the remaining life of the lease. Acquired leases are generally short-term in nature (less than one year).

Properties held for sale and discontinued operations

Properties are classified as held for sale when they meet the applicable GAAP criteria, including, but not limited to, the availability of the home for immediate sale in its present condition, the existence of an active program to locate a buyer and the probable sale of the home within one year. Properties classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell, and are presented separately in properties held for sale within the consolidated balance sheets.

The results of operations of leased and operating properties that have either been sold or classified as held for sale, if material, are reported in the consolidated statements of operations as discontinued operations for both current and prior periods presented through the date of the applicable disposition. Gains on dispositions of properties that have been in operation are included in "Income from discontinued operations," whereas gains on dispositions of properties with no historical or immaterial operating results are included in other revenues within the consolidated statements of operations.

Leasing Costs

Direct and incremental costs incurred to lease properties are capitalized and amortized over the term of the leases, which generally have a term of one year.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 3 – RENT REVENUES

Our rental properties are rented under non-cancelable lease agreements with a term of one year. Future minimum rental revenues under leases existing on the properties as of November 30, 2014 were as follows:

2015 $103,750

NOTE 4 - RELATED PARTY TRANSACTIONS

During the years ended November 30, 2014 and 2013, the Company incurred management fees and expenses of $116,657 to its officers and $106,250 to its sole officer at the time, respectively.

As of November 30, 2014 and 2013, the Company had a payable of $482,243 owed to Bay Capital A.G., who became a related party during 2013 by obtaining majority ownership and $11,777 owed to the Chief Executive Officer of the Company.

During 2013, Cannabis-Rx Inc., an entity with common ownership and management, advanced an aggregate of $50,496 to us which was outstanding as of November 30, 2013. In addition, in 2014, Cannabis advanced an additional $99,093 to us, $117 of which was written off as the of the year ended November 30, 2014. As at November 30, 2014, the total advances from Cannabis was $149,472.

The amounts due to these related parties are due on demand, non-interest bearing and unsecured.

NOTE 5 - PROMISSORY NOTES

On June 13, 2013, the Company borrowed $2,150,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 13, 2015. In connection with the note, the Company paid a fee of $19,650 to a third party which was recorded as deferred financing costs and is being amortized to interest expense over the life of the loan using the effective interest rate method. During the period ended November 30, 2014, amortization expense of $9,824 was recognized and unamortized financing costs of $5,323 are deferred on the balance sheet.

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

NOTE 6 - COMMON STOCK

On January 11, 2013, the Company amended and restated its Articles of Incorporation and increased the Company’s authorized capital stock from 75,000,000 shares of Common Stock, par value $0.001 per share, and no Preferred Stock to 500,000,000 shares of Common Stock, par value  $0.0001 per share, and 20,000,000 shares of “blank-check” Preferred Stock, par value $0.0001 per share.

On July 19, 2013, the Company issued 1,250,000 shares of common stock valued at $ 125,000 to repay of $ 89,285. This resulted in a loss on extinguishments of debt of $ 35,715.

On February 12, 2014, the Company authorized a class of Series A preferred stock consisting of 5,000,000 shares with a par value of $ 0.0001 per share. On February 12, 2014, the Company agreed to issue 2,000,000 such shares for cash of $20,000. As of November 30, 2014, the Company had not received the proceeds of the share subscription and the proceeds have been recorded as share subscriptions receivable.

During the year ended November 30, 2014, the sole director and officer returned an aggregate of 580,000 common shares to the Company and they were cancelled.

On October 21, 2014, the Board of directors of the Company authorized a 100:1 reverse stock split of the common stock of the Company. The financial statements herein have been retroactively restated to reflect the reverse stock split.

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

Deferred tax assets consisted of the following as of November 30, 2014 and 2013:

	2014	2013
Deferred Tax Assets:
Net operating loss	$482,774	$470,969
Valuation allowance	(482,774)	(470,969)
Net deferred tax assets	$—	$—

The cumulative net operating loss carryforward is approximately $1,419,924 as of November 30, 2014 and it will begin to expire in the year 2030. The valuation allowance for deferred tax assets as of November 30, 2013 was $470,969. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2014.

NOTE 8 – ACQUISITION

On June 27, 2014, the Company acquired a 100% ownership interest in a property located in Tallahassee, Florida at an auction for a purchase price of $2,500,000 and rehabilitation expenses of $159,170 for a total of $2,659,170. The property consisted of 56 residential units consisting of one and two bedrooms. There were preexisting  leases. However, due to the short-term nature of the leases, no value was assigned to them. The property was purchased for the purpose of resale after renovations. Offers for the purchase of the property have been received. On February 2, 2015, a written offer for $3,500,000 has been executed.

The following table summarizes the preliminary estimated fair values of the assets and liabilities acquired as part of the Tallahasee purchase:

Land	$556,000
Buildings, net and Improvements	2,078,247
Estimated fair value of assets and liabilities acquired	$2,634,247

The rental income and expenses from the discontinued operations is as follows:

Rental Income	$85,080
Rental Expense	(25,993)
Depreciation Expense	(24,923)
Total rental income and expense	34,208

The property has been classified as held for sale. As a result the assets and rental income have been presented as discontinued operations in the financial statements.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, except as noted below.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending November 30, 2014.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being November 30, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of November 30, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff:

•	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ended November 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. There is a material weakness in our management not having GAAP and SEC reporting expertise. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness

Remediation of Material Weakness

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this annual report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Llorn Kylo	40	President, Chief Executive Officer and Director
Munjit Johal	59	Chief Financial Officer and Treasurer

Llorn Kylo, 40, was the owner of Kylo Homes, which developed, owned and managed a portfolio of residential properties for sale and rent from 2009 to June 2012. From 2002 to 2009, Mr. Kylo was the owner and Chief Executive Officer of Form 1 Land, Inc., a real estate development company and the President and a Director of Flex Resources Co., Ltd from January 2007 to September 2008. Mr. Kylo was chosen to be a director of the Company based on his real estate industry and construction management experience. Mr. Kylo holds a Bachelor of Commerce Degree from Royal Roads University.

Munjit Johal, age 59, is a director and Chief Financial Officer of SearchCore, Inc. (formerly General Cannabis, Inc.) since October 20, 2006. Additionally, Mr. Johal serves as the Controller of High Tower Capital, Inc., where he has served since January 2007. Prior to that, Mr. Johal has served as a financial officer of various companies including Pacific Heritage Bank as Executive Vice President. From 1981 to 1987 Mr. Johal was a Senior Analytical Manager for Officer of Thrift Supervision, Department of the Treasury (formerly Federal Home Loan Bank Board, the 11th District). Mr. Johal oversaw a staff responsible for, among other things, monitoring banking activities and enforcement actions for lending institutions and holding companies. Mr. Johal’s skill set at researching, reviewing, analyzing, managing and overseeing entities from a financial prospective provides valuable direction and guidance as it relates to our reporting procedures. Mr. Johal’s regulatory experience and other prior experience with public companies and banks as a compliance officer, in additional to being a CFO, is beneficial to the company with respect to internal controls, disclosures and complying with necessary regulatory requirements.

In total, Mr. Johal has over 30 years of broad experience in banking, accounting, finance and management in the private and public sector. Mr. Johal earned his MBA from the University of San Francisco in 1980. He received his BS degree in History from the University of California, Los Angeles, in 1978

Term of Office

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended November 30, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Llorn Kylo Chief Executive Officer, Principal Executive Officer and Director	2014 2013	$75,000 $106,250	0 0	0 0	0 0	0 0	0 0	0 0	$75,000 $106,250
Munjit Johal Chief Financial Officer and Treasurer	2014 2013	28,000(1) n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	28,000 n/a
(1)	Mr. Johal is compensated $3,500 per month. He has received payments from April 1, 2014 through September 30, 2014 for a total of $21,000. The remaining $7,000 is unpaid and accrued.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of November 30, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Llorn Kylo	-	-	-	-	-	-	-	-	-
Munjit Johal	-	-	-	-	-	-	-	-	-

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 13, 2015, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, each entity or person listed below maintains an address of 2375 East Camelback Road, Suite 600 Phoenix, AZ 850164.

	Common Stock		Series A Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)(3)	Number of Shares Owned (1)	Percent of Class (2)(3)
Llorn Kylo	2,000	1.2%	-	-%
Munjit Johal	-	-%	-	-%
All Directors and Executive Officers as a Group (1 person)	2,000	1.2%	-	-%
5% Holders
Bay Capital A.G.(4) Oberneuhofstrasse 5 Baar, 6340 Switzerland	1,250,000	79.5%	2,000,000	100%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.

(3)	The percent of class is based on 1,572,002 shares of common stock outstanding and 2,000,000 shares of Series A Preferred Stock outstanding as of March 13, 2015.

(4)	Bay Capital A.G. is a limited corporation of which Hans Wild is the managing director.

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

During the years ended November 30, 2014, we incurred management fees and expenses of $116,656 to Llorn Kylo, our CEO and Director, and Munjit Johal, our CFO. For the year ended November 30, 2013, management fees and expenses totaled $106,250, respectively, to Llorn Kylo, our officer and director.

During the year ended November 30, 2013, we issued three promissory notes for total proceeds of $400,000 at an interest rate of 16% per annum. On February 4, 2013, we sold a promissory note for gross proceeds of $100,000 at an interest rate of 16% per annum. All four promissory notes were unsecured and payable on demand. The promissory notes payable were repaid in full on June 27, 2013 to Bay Capital A.G., our majority shareholder. Accrued interest outstanding of $86,222 was converted into 1,250,000 post-split shares of common stock.

As of November 30, 2014, we had a payable of $482,243 owed to Bay Capital A.G.

On February 12, 2014, we agreed to issue a total of two million (2,000,000) shares of our newly designated Series A Preferred Stock to Bay Capital A.G. for total proceeds of $20,000. The proceeds have not been received and the shares have not been issued. The Series A Preferred Stock entitles the holder to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of two hundred (200) votes for each share held.

During 2013, Cannabis-Rx Inc., an entity with common ownership and management, advanced an aggregate of $50,496 to us which was outstanding as of November 30, 2013. In addition, in 2014, Cannabis advanced an additional $98,976 to us. As at November 30, 2014, the total advances from Cannabis was $149,472.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended November 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$18,000	$0	$0	$0
2014	$35,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Certificate of Change(2)
3.3	Amendment to Articles of Incorporation(3)
3.4	Certificate of Amendment(3)
3.5	Certificate of Designation(3)
3.6	Amended and Restated Bylaws (1)
3.7	Certificate of Change(4)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

  Incorporated by reference to the Form 8-K filed on January 17, 2013.
  Incorporated by reference to the Form 8-K filed on December 4, 2013.
  Incorporated by reference to the Form 8-K filed on February 12, 2014.
  Incorporated by reference to the Form 8-K filed on November 5, 2014.
17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berkshire Homes, Inc.

By: /s/ Llorn Kylo

Llorn Kylo

President, Chief Executive Officer, Principal Executive Officer and Director

March 17, 2015

By: /s/ Munjit Johal

Munjit Johal

Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

March 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Llorn Kylo

Llorn Kylo

President, Chief Executive Officer, Principal Executive Officer and Director

March 17, 2015

