Form 10-Q
period 2015-02-28
Berkshire Homes, Inc.
filed 2015-04-20
CIK 1505124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,572,002 as of March 13, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of February 28, 2015 and November 30, 2014 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended February 28, 2015 and 2014 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended February 28, 2015 and 2014 (unaudited); and
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

BERKSHIRE HOMES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

AS OF

	February 28, 2015	November 30, 2014
ASSETS
Properties
Properties under development	$4,437,047	$4,963,545
Properties held for sale	1,793,101	932,171
Properties, net	6,230,148	5,895,716
Cash and equivalents	$118,004	$353,685
Prepaid expenses	25,000	5,000
Assets related to discontinued operations, net of accumulated depreciation of $ $36,584 (2014-$24,923)	2,624,386	2,634,247
Vehicle, net of accumulated depreciation of $3,687 (2014-$1,229)	25,813	28,271
Deferred financing costs	2,866	5,322
Total Assets	$9,026,217	$8,922,241
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$15,394	$26,529
Accrued interest	486,352	373,544
Accounts payable to related parties	494,020	494,020
Advances due to Cannabis-Rx, Inc.	149,472	149,472
Promissory notes	9,150,000	9,150,000
Total liabilities	10,295,238	10,193,565
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 2,000,000 and 2,000,000 shares issued and outstanding	200	200
Common Stock, $0.0001 par value, 500,000,000 shares authorized, 1,572,002 and 1,572,002 shares issued and outstanding	157	157
Additional paid-in capital	168,243	168,243
Preferred subscription receivable	(20,000)	(20,000)
Accumulated Deficit	(1,417,621)	(1,419,924)
Total Stockholders’ Deficit	(1,269,021)	(1,271,324)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,026,217	$8,922,241

See accompanying notes to unaudited consolidated financial statements.

BERKSHIRE HOMES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED

	February 28, 2015	February 28, 2014
REVENUES
Property sales	$675,419	$—
	675,419	—
COST OF SALES
Property costs	565,252	—
	565,252	—
GROSS PROFIT	110,167	—
EXPENSES
Depreciation	2,458	—
Consulting fees	5,000	12,000
Insurance	5,813	—
General and administrative	15,362	8,993
Professional fees	18,053	8,252
Management fees and expenses	30,947	18,750
TOTAL EXPENSES	77,633	47,995
INCOME (LOSS) FROM OPERATIONS	32,534	(47,995)
OTHER INCOME (EXPENSE)
Interest expense	(115,264)	(35,581)
TOTAL OTHER ( EXPENSE)	(115,264)	(35,581)
LOSS FROM CONTINUING OPERATIONS	(82,730)	(83,576)
INCOME FROM DISCONTINUED OPERATIONS	85,033	—
NET INCOME (LOSS)	$2,303	$(83,576)
NET INCOME LOSS PER SHARE: BASIC AND DILUTED FROM CONTINUING OPERATIONS	$(0.05)	$(0.04)
NET INCOME PER SHARE: BASIC AND DILUTED FROM DISCONTINUED OPERATIONS	$0.05	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,572,002	1,978,000

See accompanying notes to unaudited consolidated financial statements.

BERKSHIRE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED

	February 28, 2015	February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$2,303	$(83,576)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	14,119	—
Amortization of deferred financing costs	2,456	2,456
Changes in operating assets and liabilities:
Prepaid expenses	(25,000)	—
Inventory of properties under development	(334,432)	(126,324)
Accounts payable	(6,135)	(5,399)
Accrued interest	112,808	33,125
Net Cash Used in Operating Activities	(233,881)	(179,718)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Cannabis-Rx, Inc.	—	37,353
Net Cash Provided by Financing Activities	—	37,353
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of properties, rehabilitation expense	(1,800)	—
Net Cash Used in Investing Activities	(1,800)	—
Net Change in Cash	(235,681)	(142,365)
Cash and Cash equivalents, beginning of period	353,685	146,048
Cash and Cash equivalents, end of period	$118,004	$3,683
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to unaudited consolidated financial statements.

BERKSHIRE HOMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

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

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Berkshires Homes, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2014 annual financial statements and notes thereto filed on Form 10-K with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended February 28, 2015 and 2014, the Company incurred management fees and expenses of $30,947 and $18,750 to its officers , respectively.

As of February 28, 2015 , the Company had a payable of $482,243 owed to Bay Capital A.G., who became a related party during 2013 by obtaining majority ownership and $11,777 owed to the Chief Executive Officer of the Company.

During 2013, Cannabis-Rx Inc., an entity with common ownership and management, advanced an aggregate of $50,496 to us which was outstanding as of November 30, 2013. In addition, in 2014, Cannabis advanced an additional $99,093 to us, $117 of which was written off as the of the year ended November 30, 2014. As at February 28, 2015, the total advances from Cannabis was $149,472.

The amounts due to these related parties are due on demand, non-interest bearing and unsecured.

NOTE 4 - PROMISSORY NOTES

On June 13, 2013, the Company borrowed $2,150,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 13, 2015. In connection with the note, the Company paid a fee of $19,650 to a third party which was recorded as deferred financing costs and is being amortized to interest expense over the life of the loan using the effective interest rate method. During the period ended February 28, 2015, amortization expense of $9,824 was recognized and unamortized financing costs of $5,323 are deferred on the balance sheet.

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

NOTE 5 - COMMON STOCK

On February 12, 2014, the Company authorized a class of Series A preferred stock consisting of 5,000,000 shares with a par value of $ 0.0001 per share. On February 12, 2014, the Company agreed to issue 2,000,000 such shares for cash of $20,000. As of February 28, 2015, the Company had not received the proceeds of the share subscription and the proceeds have been recorded as subscription receivable.

NOTE 6 – ACQUISITION

On June 27, 2014, the Company acquired a 100% ownership interest in a property located in Tallahassee, Florida at an auction for a purchase price of $2,500,000 and rehabilitation expenses of $159,170 for a total of $2,659,170. During the period ended February 28, 2015, the Company incurred rehabilitation expenses of $1,800 related to the property. The property consisted of 56 residential units consisting of one and two bedrooms. There were preexisting  leases. However, due to the short-term nature of the leases, no value was assigned to them. The property was purchased for the purpose of resale after renovations. Offers for the purchase of the property have been received.

The following table summarizes the preliminary estimated fair values of the assets and liabilities acquired as part of the Tallahasee purchase:

Land	$556,000
Buildings, net and Improvements	2,078,247
Estimated fair value of assets and liabilities acquired	$2,634,247

The rental income and expenses from the discontinued operations for the three months ended February 28, 2015 is as follows:

Rental Income	$27,393
Purchase deposit forfeited	75,000 *
Rental Expense	(5,699)
Depreciation Expense	(11,661)
Total rental income and expense	85,033

* the purchase offer executed on February 2, 2015 has fallen through.

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

With the money  we have raised through debt financing to date we have acquired 23 properties for a purchase price of $11,855,762.02. Of these 23 properties we have sold 12 for $6,039,800.00 prior to closing costs. Also,1 properties are under contract for sale, 2 are listed for sale, and 8 are under rehab. The properties include single and multi-family residences in 6 States. We plan to recycle all the capital from these properties and purchase more similar type assets to rehabilitate and sell. Additionally, we plan to expand our portfolio and have been looking at other major urban markets to enter into. Our short and long-term goals are to seek out opportunistic real estate investments that meet our underwriting criteria including twenty percent annualized returns. There is no assurance, however, that we will find the assets that fit our parameters or that we will raise the needed capital to implement our business plan.

We will continue our efforts to secure additional financing, which is necessary to implement our business strategy of acquiring a substantial portfolio investment properties. We plan to continue our efforts to secure financing.

Results of Operations for the three months ended February 28, 2015 and 2014

Revenues

We generated sales of $675,419 for the three months ended February 28, 2015, as compared with no sales for the same period ended February 28, 2014. Our cost of sales totaled $565,252 for the three months ended February 28, 2015. Our costs of sales includes: purchase price, rental expenses, rehabilitation, escrow, closing costs, and commissions. We achieved a gross profit of $110,167 for the three months ended February 28, 2015, which represented a 16% margin.

Discontinued Operations

We purchased a property for $2,500,000 (and rehabilitation expenses of $159,170) that is now related to discontinued operations and held for sale. Our income income from these discontinued operations totaled $85,033 for the three months ended February 28, 2015.

Operating Expenses

Operating expenses increased by $29,638 to $77,633 for the three months ended February 28, 2015 from $47,995 for the same period ended February 28, 2014. Our operating expenses for the three months ended February 28, 2015 mainly consisted of management fees and expenses of $30,947, professional fees of $18,053, general and administrative expenses of $15,362, depreciation of $2,458, consulting fees of $5,000 and insurance expenses of $5,813. In comparison, our operating expenses for the same period ended February 28, 2014 mainly consisted of management fees and expenses of $18,750, general and administrative expenses of $8,993, professional fees in the amount of $8,252, and consulting fee of $12,000.

We anticipate our operating expenses will increase as we continue to expand our operations. The increase will be attributable to administrative and operating costs associated with the management associated with the increase in the acquisition, renovation and sale of residential properties and our continued reporting obligations with the Securities and Exchange Commission.

Interest Expenses

We incurred interest expenses of $115,264 for the three months ended February 28, 2015, as compared with $35,581 for the same period ended February 28, 2014.

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

Net Income/Loss

We incurred net income of $2,303 for the three months ended February 28, 2015, compared to a net loss of $83,567 for the same period ended February 28, 2014. For the three months ended February 28, 2015, we incurred a loss of $82,730 from continuing operations and net income of $85,033 from discontinued operations.

Liquidity and Capital Resources

As of February 28, 2015, we had total assets of $9,026,217. We had total liabilities of $10,295,238 as of February 28, 2015.

Operating activities used $233,881 in cash for the three months ended February 28, 2015, as compared with $179,718 used for the same period ended February 28, 2014. Our negative operating cash flow for February 28, 2015 was mainly a result of the increase in our real property inventory.

Investing activities used $1,800 in cash for three months ended February 28, 2015, as compared with $0 used for same period ended February 28, 2014. Our negative investing cash flow for February 28, 2015 was mainly a result of a property related to discontinued operations now held for sale.

Financing activities for the three months ended February 28, 2015 generated $0 in cash, as compared with cash flows provided by financing activities of $37,353 for same period ended February 28, 2014. Our positive cash flow from financing activities for the three months ended February 28, 2014 was the result of money obtained from Cannabis-RX, Inc.

As of February 28, 2015, we had $118,004 in cash. With the cash on hand, we have sufficient cash to operate our business at the current level for the next twelve months. Our plan, however, is to acquire more properties, and to do this, we intend to fund our expansion through debt and/or equity financing arrangements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of February 28, 2015, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of February 28, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of February 28, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of February 28, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

•       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending February 28, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended February 28, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berkshire Homes, Inc.
Date:	April 20, 2015
By:	/s/ Llorn Kylo
Llorn Kylo
Title:	President, Chief Executive Officer, Chief Financial Officer and Director

