Form 10-Q
period 2015-05-31
Berkshire Homes, Inc.
filed 2015-07-20
CIK 1505124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,572,002 as of July 7, 2015

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of May 31, 2015 and November 30, 2014 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended May 31, 2015 and 2014 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended May 31, 2015 and 2014 (unaudited); and
F-4	Notes to Consolidated Financial Statements (unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

 BERKSHIRE HOMES, INC.

CONSOLIDATED  BALANCE SHEETS (unaudited)

AS OF

	May 31, 2015	November 30, 2014
ASSETS
Properties	$	$
Properties under development	3,258,780	4,963,545
Properties held for sale	2,411,379	932,171
Properties, net	5,670,159	5, 895,716
Cash and equivalents	$493,926	$353,685
Prepaid expenses	—	5,000
Assets related to discontinued operations, net of accumulated depreciation of $ 48,245 ( 2014-$24,923)	2,627,336	2,634,247
Vehicle, net of accumulated depreciation of $ 6,146 (2014-$ 1,229)	23,354	28,271
Deferred financing costs	409	5,322
Total Assets	$8,815,184	$8,922,241

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$4,291	$26,529
Accrued interest	601,668	373,544
Accounts payable to related parties	482,243	494,020
Advances due to Cannabis-Rx, Inc.	44,999	149,472
Promissory notes	9,150,000	9,150,000
Total liabilities	10,283,201	10,193,565
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 2,000,000 and nil shares issued and outstanding	200	200
Common Stock, $0.0001 par value, 500,000,000 shares authorized, 1,572,002 and 1,572,002 shares issued and outstanding	157	157
Additional paid-in capital	168,243	168,243
Preferred share subscription receivable	(20,000)	(20,000
Accumulated Deficit	(1,616,617)	(1,419,924)
Total Stockholders’ Deficit	(1,468,017)	(1,271,324)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,815,184	$8,922,241

See accompanying notes to the unaudited consolidated financial statements.

BERKSHIRE HOMES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED MAY 31, 2015 AND 2014

	Three months ended May 31, 2015	Three months ended May 31, 2014	Six months ended May 31, 2015	Six months ended May 31, 2014
REVENUES
Property sales	$749,997	$1,210,000	$1,425,416	$1,210,000
COST OF SALES
Property costs	746,244	1,108,610	1,311,496	1,108,610

GROSS PROFIT	3,753	101,390	113,920	101,390

EXPENSES
Depreciation	2,459	—	4,917	—
Consulting fees	—	—	5,000	12,000
Insurance	1,659	6,065	7,472	6,065
General and administrative	7,751	17,338	23,113	26,331
Professional fees	30,776	36,713	48,829	44,965
Management fees and expenses	42,895	35,621	73,842	54,371
TOTAL EXPENSES	85,540	95,737	163,173	143,732

INCOME (LOSS) FROM OPERATIONS	(81,787)	5,653	(49,253)	(42,342)

OTHER INCOME (EXPENSE)
Interest expense	(117,772)	(60,240)	(233,036)	(95,821)
TOTAL OTHER INCOME ( EXPENSE)	(199,559)	(60,240)	(233,036)	(95,821)

LOSS FROM CONTINUING OPERATIONS OPERATIONS	(199,559)	(54,987)	(282,289)	(138,163)
INCOME FROM DISCONTINUED OPERATIONS	563		85,596
NET LOSS	$(198,996)	$(54,587)	$(196,693)	$(138,163)
NET LOSS PER SHARE: BASIC AND DILUTED CONTINUING OPERATIONS	$(0.13)	$(0.03)	$(0.18)	$(0.08)
NET INCOME PER SHARE: BASIC AND DILUTED DISCONTINUED OPERATIONS	$(0.00)	$(0.00)	$(0.05)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,572,002	1,572,002	1,572,002	1,765,333

See accompanying notes to the unaudited consolidated financial statements.

BERKSHIRE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED

	May 31, 2015	May 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(196,693)	$(138,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,239	—
Amortization of deferred financing costs	4,913	4,913
Changes in operating assets and liabilities:
Prepaid expenses	5,000	—
Inventory of properties under development	225,557	(2,313,357)
Accounts payable	(22,238)	(8,746)
Accounts payable related party	(11,777)	—
Accrued interest	228,124	95,821
Net Cash Provided/(Used) by Operating Activities	261,125	(2,359,532)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of promissory notes	—	4,500,000
Repayment of advances from Cannabis-Rx, Inc.	(104,473)	37,353
Net Cash Provided by (Used by) Financing Activities	(104,473)	4,537,353
CASH FLOWS FROM INVESTING ACTIVITIES
Rental properties, rehabilitation expense	(16,411)	—
Net Cash Used by Investing Activities	(16,411)	—
Net Change in Cash	140,241	2,177,821
Cash and Cash equivalents, beginning of period	353,685	146,048
Cash and Cash equivalents, end of period	$493,926	$2,323,869
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
NON CASH TRANSACTIONS
Preferred stock subscription	$—	$20,000
Cancellation of common stock	$—	$5,800

See accompanying notes to the unaudited consolidated financial statements.

BERKSHIRE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MAY 31, 2015 AND 2014

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended May 31, 2015 and 2014, the Company incurred management fees and expenses of $42,895 and $35,621 to its officers, respectively. During the six months ended May 31, 2015 and 2014, the Company incurred management fees and expenses of $73,842 and $54,371 to its officers, respectively.

As of May 31, 2015, the Company had a payable of $482,243 owed to Bay Capital A.G., who became a related party during 2013 by obtaining majority ownership.

During 2013, Cannabis-Rx Inc., an entity with common ownership and management, advanced an aggregate of $50,496 to us which was outstanding as of November 30, 2013. In addition, in 2014, Cannabis advanced an additional $99,093 to us, $117 of which was written off as of the year ended November 30, 2014. During the period ended May 31, 2015, the Company repaid $ 104,473 of the advances. As at May 31, 2015, the total advances from Cannabis was $44,999.

The amounts due to these related parties are due on demand, non-interest bearing and unsecured.

NOTE 4 - PROMISSORY NOTES

On June 13, 2013, the Company borrowed $2,150,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 13, 2015. In connection with the note, the Company paid a fee of $19,650 to a third party which was recorded as deferred financing costs and is being amortized to interest expense over the life of the loan using the effective interest rate method. During the period ended May 31, 2015, amortization expense of $4,913 was recognized and unamortized financing costs of $409 are deferred on the balance sheet. The note has matured. While the note has matured, the note has not been declared in default. Accordingly, the Company will continue accruing interest at 5% per annum and not the default interest rate of 12% per annum.

On June 27, 2013, the Company borrowed $500,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 27, 2015. The note has matured. While the note has matured, the note has not been declared in default. Accordingly, the Company will continue accruing interest at 5% per annum and not the default interest rate of 12% per annum

On April 21, 2014, the Company borrowed $4,500,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on April 21, 2016.

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

On July 19, 2013, the Company issued 1,250,000 shares of common stock valued at $125,000 to repay of $89,285. This resulted in a loss on extinguishments of debt of $35,715.

On February 12, 2014, the Company authorized a class of Series A preferred stock consisting of 5,000,000 shares with a par value of $ 0.0001 per share. On February 12, 2014, the Company agreed to issue 2,000,000 such shares for cash of $20,000. As of May 31, 2015, the Company had not received the proceeds of the share subscription and the proceeds have been recorded as share subscriptions receivable.

NOTE 6 – ACQUISITION

On June 27, 2014, the Company acquired a 100% ownership interest in a property located in Tallahassee, Florida at an auction for a purchase price of $2,500,000 and rehabilitation expenses of $159,170 for a total of $2,659,170. During the period ended May 31, 2015, the Company incurred rehabilitation expenses of $16,411 related to the property and during this period inventory of properties under development increased by $225,557. The property consisted of 56 residential units consisting of one and two bedrooms. There were preexisting  leases. However, due to the short-term nature of the leases, no value was assigned to them. The property was purchased for the purpose of resale after renovations. Offers for the purchase of the property have been received. On February 2, 2015, a written offer for $3,500,000 has been executed.

The following table summarizes the preliminary estimated fair values of the assets and liabilities acquired as part of the Tallahasee purchase:

Land	$556,000
Buildings, net and Improvements	2,078,247
Estimated fair value of assets and liabilities acquired	$2,634,247

The rental income and expenses from the discontinued operations for the three and six months ended May 31, 2015 is as follows:

	3 months	6 months
Rental Income	$21,845	49,238
Purchase deposit forfeited	—	75,000
Rental Expense	(9,621)	(15,320)
Depreciation Expense	(11,661)	(23,322)
Total rental income and expense	563	85,596

The property has been classified as held for sale. As a result the assets and rental income have been presented as discontinued operations in the financial statements.

NOTE 7 – SUBSEQUENT EVENTS

The notes dated June 13, 2013 and July 27, 2013 have matured. The Company will continue accruing interest under the existing terms of the notes.

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

With the money we have raised through debt financing to date we have acquired 23 properties for a purchase price of $11,855,762.02. Of these 23 properties we have sold 14 for $7,019,800.00 prior to closing costs. Also, 1 property is under contract for sale, 2 are listed for sale, and 6 are under rehab.  The properties include single and multi-family residences in 6 States. We plan to recycle all the capital from these properties and purchase more similar type assets to rehabilitate and sell. Additionally, we plan to expand our portfolio and have been looking at other major urban markets to enter into. Our short and long-term goals are to seek out opportunistic real estate investments that meet our underwriting criteria including twenty percent annualized returns. There is no assurance, however, that we will find the assets that fit our parameters or that we will raise the needed capital to implement our business plan.

We will continue our efforts to secure additional financing, which is necessary to implement our business strategy of acquiring a substantial portfolio investment properties. We plan to continue our efforts to secure financing.

Results of Operations for the three and six months ended May 31, 2015 and 2014

Revenues

We generated sales of $749,997 for the three months ended May 31, 2015, as compared with sales of $1,210,000 for the same period ended May 31, 2014. Our cost of sales totaled $746,244 for the three months ended May 31, 2015, as compared with cost of sales of $1,108,610 for the same period ended May 31, 2014. Our costs of sales includes: purchase price, rental expenses, rehabilitation, escrow, closing costs, and commissions. We only had one sale during the three months ended May 31, 2015, which resulted in a profit of $25,232. We expect to have more sales in the upcoming quarter. We achieved a gross profit of $3,753 for the three months ended May 31, 2015, as compared with a gross profit of $101,390 for the same period ended May 31, 2015.

We generated sales of $1,425,416 for the six months ended May 31, 2015, as compared with sales of $1,210,000 for the same period ended May 31, 2014. Our cost of sales totaled $1,311,496 for the six months ended May 31, 2015, as compared with sales of $1,108,610 for the same period ended May 31, 2014. Our costs of sales includes: purchase price, rental expenses, rehabilitation, escrow, closing costs, and commissions. We achieved a gross profit of $113,920 for the six months ended May 31, 2015, which represented an 8% margin, as compared with a gross profit of $101,390, which also represented an 8% margin.

Discontinued Operations

We purchased a property for $2,500,000 (and rehabilitation expenses of $159,170) that is now related to discontinued operations and held for sale. Our income from these discontinued operations totaled $563 for the three months ended May 31, 2015 and $85,596 for the six months ended May 31, 2015.

Operating Expenses

Operating expenses decreased by $10,197 to $85,540 for the three months ended May 31, 2015 from $95,737 for the same period ended May 31, 2014. Our operating expenses for the three months ended May 31, 2015 mainly consisted of management fees and expenses of $42,895, professional fees of $30,776, general and administrative expenses of $7,751, depreciation of $2,459 and insurance expenses of $1,659. In comparison, our operating expenses for the three months ended May 31, 2014 consisted of professional fees in the amount of $36,713, management fees and expenses of $35,621, general and administrative expenses of $17,338 and insurance expenses of $6,065.

Operating expenses increased by $19,441 to $163,173 for the six months ended May 31, 2015 from $143,732 for the same period ended May 31, 2014. Our operating expenses for the six months ended May 31, 2015 mainly consisted of management fees and expenses of $73,842, professional fees of $48,829, general and administrative expenses of $23,113, insurance expenses of $7,472, consulting fees of $5,000 and depreciation of $4,917. In comparison, our operating expenses for the six months ended May 31, 2014 consisted of professional fees in the amount of $44,965, management fees and expenses of $54,371, general and administrative expenses of $26,331, consulting fees of $12,000 and insurance expenses of $6,065.

We anticipate our operating expenses will increase as we continue to expand our operations. The increase will be attributable to administrative and operating costs associated with the management associated with the increase in the acquisition, renovation and sale of residential properties and our continued reporting obligations with the Securities and Exchange Commission.

Interest Expenses

We incurred interest expenses of $117,772 for the three months ended May 31, 2015, as compared with $60,240 for the same period ended May 31, 2014. We incurred interest expenses of $233,036 for the six months ended May 31, 2015, as compared with $95,821 for the same period ended May 31, 2014.

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

Net Loss

We incurred a net loss of $198,996 for the three months ended May 31, 2015, compared to a net loss of $54,587 for the same period ended May 31, 2014. We incurred a net loss of $196,693 for the six months ended May 31, 2015, compared to a net loss of $138,163 for the same period ended May 31, 2014.

For the three months ended May 31, 2015, we incurred a loss of $199,559 from continuing operations and net income of $563 from discontinued operations. For the six months ended May 31, 2015, we incurred a loss of $282,289 from continuing operations and net income of $85,586 from discontinued operations.

Liquidity and Capital Resources

As of May 31, 2015, we had total assets of $8,815,184. We had total liabilities of $10,283,201 as of May 31, 2015.

Operating activities provided $261,125 in cash for the six months ended May 31, 2015, as compared with $2,359,532 used for the same period ended May 31, 2014. Our positive operating cash flow for May 31, 2015 was mainly a result of a decrease in our real property inventory and a decrease in accrued interest.

Investing activities used $16,411 in cash for six months ended May 31, 2015, as compared with $0 used for same period ended May 31, 2014. Our negative investing cash flow for May 31, 2015 was mainly a result of a property related to discontinued operations now held for sale.

Financing activities for the six months ended May 31, 2015 used $104,473 in cash, as compared with cash flows provided by financing activities of $4,537,353 for same period ended May 31, 2014. Our negative cash flow from financing activities for the three months ended May 31, 2014 was the result of repaying advances that we obtained from Cannabis-Rx, Inc.

As of May 31, 2015, we had $493,926 in cash. With the cash on hand, we have sufficient cash to operate our business at the current level for the next twelve months. Our plan, however, is to acquire more properties, and to do this, we intend to fund our expansion through debt and/or equity financing arrangements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of May 31, 2015, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of May 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of May 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

•       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending May 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended May 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2015 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berkshire Homes, Inc.
Date:	July 20, 2015
By:	/s/ Llorn Kylo
Llorn Kylo
Title:	President, Chief Executive Officer, Chief Financial Officer and Director

