Form 10-Q
period 2015-08-31
Berkshire Homes, Inc.
filed 2015-11-02
CIK 1505124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2015

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,572,002 as of October 20, 2015

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of August 31, 2015 and November 30, 2014 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended August 31, 2015 and 2014 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended August 31, 2015 and 2014 (unaudited); and
F-4	Notes to Consolidated Financial Statements (unaudited)

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

BERKSHIRE HOMES, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

AS OF

	August 31, 2015	November 30, 2014
ASSETS
Properties	$	$
Properties under development	3,233,999	4,963,545
Properties held for sale	2,409,708	932,171
Properties, net	5,643,707	5, 895,716
Cash and equivalents	$477,776	$353,685
Prepaid expenses	25,206	5,000
Assets related to discontinued operations, net of accumulated depreciation of $ 59,907 (2014-$24,923)	2,776,361	2,634,247
Vehicle, net of accumulated depreciation of $ nil (2014-$ 1,229)	-	28,271
Advances due from Praetorian Property, Inc.	3,877	-
Deferred financing costs	38,977	5,322
Total Assets	$8,965,904	$8,922,241
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$6,903	$26,529
Accrued interest	722,556	373,544
Accounts payable to related parties	482,243	494,020
Advances due to Praetorian Property, Inc.	-	149,472
Loan payable	212,110	-
Promissory notes	9,150,000	9,150,000
Total liabilities	10,573,812	10,193,565
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 2,000,000 and nil shares issued and outstanding	200	200
Common Stock, $0.0001 par value, 500,000,000 shares authorized, 1,572,002 and 1,572,002 shares issued and outstanding	157	157
Additional paid-in capital	168,243	168,243
Preferred share subscription receivable	(20,000)	(20,000)
Accumulated Deficit	(1,756,508)	(1,419,924)
Total Stockholders’ Deficit	(1,607,908)	(1,271,324)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,965,904	$8,922,241

See accompanying notes to the unaudited consolidated financial statements.

BERKSHIRE HOMES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 2015 AND 2014

	Three months ended August 31, 2015	Three months ended August 31, 2014	Nine months ended August 31, 2015	Nine months ended August 31, 2014
REVENUES
Property sales	$230,002	$3,411,705	$1,655,418	$4,621,705
COST OF SALES
Property costs	180,978	2,997,901	1,492,474	4,106,511
GROSS PROFIT	49,024	413,804	162.944	515,194
EXPENSES
Depreciation	-	-	4,917	-
Consulting fees	-	-	5,000	12,000
Insurance	3,221	832	10,693	6,897
General and administrative	8,843	22,988	31,956	49,319
Professional fees	11,539	731	60,368	45,696
Management fees and expenses	26,692	31,624	100,534	85,995
TOTAL EXPENSES	50,295	56,175	213,468	199,907
INCOME (LOSS) FROM OPERATIONS	(1,271)	357,629	(50,524)	315,287
OTHER INCOME (EXPENSE)
Gain on sale of vehicle	3,346	-	3,346	-
Interest expense	(126,086)	(102,595)	(359,122)	(198,416)
TOTAL OTHER INCOME (EXPENSE)	(122,740)	(102,595)	(355,776)	(198,416)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(124,011)	255,034	(406,300)	116,871
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(15,880)		69,716
NET INCOME (LOSS)	$(139,891)	$255,034	$(336,584)	$116,871
NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED CONTINUING OPERATIONS	$(0.08)	$0.16	$(0.26)	$0.07
NET INCOME PER SHARE: BASIC AND DILUTED DISCONTINUED OPERATIONS	$(0.01)	$(0.00)	$(0.04)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,572,002	1,572,002	1,572,002	1,700,889

See accompanying notes to the unaudited consolidated financial statements.

BERKSHIRE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED

	August 31, 2015	August 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(336,584)	$116,871
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of vehicle	(3,346)	-
Depreciation	39,901	—
Amortization of deferred financing costs	8,595	7,369
Changes in operating assets and liabilities:
Prepaid expenses	(20,206)	—
Inventory of properties under development	252,009	(6,689,398)
Accounts payable	(19,626)	(11,655)
Accounts payable related party	(11,777)	—
Accrued interest	349,012	198,416
Net Cash Provided/(Used) by Operating Activities	257,978	(6,378,397)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of vehicle	26,700
Rental properties, rehabilitation expense	(177,098)	—
Net Cash Used by Investing Activities	(150,398)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	169,860
Issuance of promissory notes	—	6,500,000
Repayment of advances from Praetorian Property, Inc.	(153,349)	117,951
Net Cash Provided by Financing Activities	16,511	6,617,951
Net Change in Cash	124,091	239,554
Cash and Cash equivalents, beginning of period	353,685	146,048
Cash and Cash equivalents, end of period	$477,776	$385,602
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
NON CASH TRANSACTIONS
Preferred stock subscription	$—	$20,000
Cancellation of common stock	$—	$5,800

See accompanying notes to the unaudited consolidated financial statements.

BERKSHIRE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

AUGUST 31, 2015 AND 2014

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended August 31, 2015 and 2014, the Company incurred management fees and expenses of $26,692 and $31,624 to its officers, respectively. During the nine months ended August 31, 2015 and 2014, the Company incurred management fees and expenses of $100,534 and $85,995 to its officers, respectively.

As of August 31, 2015 and December 31, 2014, the Company had a payable of $482,243 owed to Bay Capital A.G., who became a related party during 2013 by obtaining majority ownership. As of August 31, 2015 and December 31, 2014, there were $0 and $11,0777 owed to the Chief Executive Officer of the Company, respectively.

During 2013, Praetorian Property, Inc., an entity with common ownership and management, advanced an aggregate of $50,496 to us which was outstanding as of November 30, 2013. In addition, in 2014, Cannabis advanced an additional $99,093 to us, $117 of which was written off as of the year ended November 30, 2014. During the period ended August 31, 2015, the Company repaid $ 153,349 of the advances. As at August 31, 2015, the total advances to Cannabis was $3,877.

The amounts due to these related parties are due on demand, non-interest bearing and unsecured.

NOTE 4 - PROMISSORY NOTES

On June 13, 2013, the Company borrowed $2,150,000 at an interest rate of 5% per annum. The promissory note is unsecured and is due on June 13, 2015. In connection with the note, the Company paid a fee of $19,650 to a third party which was recorded as deferred financing costs and is being amortized to interest expense over the life of the loan using the effective interest rate method. During the period ended August 31, 2015, amortization expense of $5,322 was recognized and no unamortized financing costs as of August 31, 2015. The note has matured. While the note has matured, the note has not been declared in default. Accordingly, the Company will continue accruing interest at 5% per annum and not the default interest rate of 12% per annum.

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

NOTE 5 – LOAN PAYABLE

On July 6, 2015, the Company entered into a term note agreement in the total amount of $1,500,000. The loan payable is repayable in monthly interest payments of interest only, calculated at the greater of 8.25% or 475 basis points above the Wall Street Journal’s Prime Lending Rate. Balance of principal and any unpaid interest is due July 1, 2017. The Company received an initial advance of $212,110. Financing fees of $42,520 have been deferred on the balance sheet and are being amortized over a 24 month period.  The loan is secured by the Company’s Tallahassee property. The proceeds of the loan is only for the payment of costs directly associated with the construction of the improvements and shall not divert such funds for any other purpose.

NOTE 6 - COMMON STOCK

On February 12, 2014, the Company authorized a class of Series A preferred stock consisting of 5,000,000 shares with a par value of $ 0.0001 per share. On February 12, 2014, the Company agreed to issue 2,000,000 such shares for cash of $20,000. As of August 31, 2015, the Company had not received the proceeds of the share subscription and the proceeds have been recorded as share subscriptions receivable.

NOTE 7 – ACQUISITION

On June 27, 2014, the Company acquired a 100% ownership interest in a property located in Tallahassee, Florida at an auction for a purchase price of $2,500,000 and rehabilitation expenses of $159,170 for a total of $2,659,170. During the period ended August 31, 2015, the Company incurred rehabilitation expenses of $16,411 related to the property and during this period inventory of properties under development increased by $225,557. The property consisted of 56 residential units consisting of one and two bedrooms. There were preexisting  leases. However, due to the short-term nature of the leases, no value was assigned to them. The property was purchased for the purpose of resale after renovations. Offers for the purchase of the property have been received. On February 2, 2015, a written offer for $3,500,000 has been executed.

The following table summarizes the preliminary estimated fair values of the assets and liabilities acquired as part of the Tallahasee purchase:

Land	$556,000
Buildings, net and Improvements	2,078,247
Estimated fair value of assets and liabilities acquired	$2,634,247

The rental income and expenses from the discontinued operations for the three and nine months ended August 31, 2015 is as follows:

	3 months	9 months
Rental Income	$11,399	60,637
Purchase deposit forfeited	—	75,000
Rental Expense	(15,618)	(30,938)
Depreciation Expense	(11,661)	(34,983)
Total rental income and expense	(15,880)	69,716

The property has been classified as held for sale. As a result the assets and rental income have been presented as discontinued operations in the financial statements.

NOTE 8 – SUBSEQUENT EVENTS

The Company has come to an agreement to convert $20,000 in accounts payable as payment for the subscription receivable for the 2,000,000 shares of Series A Preferred Stock.

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

On July 6, 2015, we entered into a term note agreement in the total amount of $1,500,000. The loan payable is repayable in monthly interest payments of interest only, calculated at the greater of 8.25% or 475 basis points above the Wall Street Journal’s Prime Lending Rate. Balance of principal and any unpaid interest is due July 1, 2017. We received an initial advance of $212,110. Financing fees of $42,520 have been deferred on the balance sheet and are being amortized over a 24 month period. The loan is secured by our property located in Tallahassee Florida.

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

Results of Operations for the three months ended August 31, 2015 and 2014

Revenues

We generated sales of $230,002 for the three months ended August 31, 2015, as compared with sales of $3,411,705 for the same period ended August 31, 2014. Our cost of sales totaled $180,978 for the three months ended August 31, 2015, as compared with cost of sales of $2,997,901 for the same period ended August 31, 2014. Our costs of sales includes: purchase price, rental expenses, rehabilitation, escrow, closing costs, and commissions. We only had one sale during the three months ended August 31, 2015. We expect to have more sales in the upcoming quarter. We achieved a gross profit of $49,024 for the three months ended August 31, 2015, as compared with a gross profit of $413,804 for the same period ended August 31, 2015.

We generated sales of $1,655,418 for the nine months ended August 31, 2015, as compared with sales of $4,621,705 for the same period ended August 31, 2014. Our cost of sales totaled $1,492,474 for the nine months ended August 31, 2015, as compared with sales of $4,106,511 for the same period ended August 31, 2014. Our costs of sales includes: purchase price, rental expenses, rehabilitation, escrow, closing costs, and commissions. We achieved a gross profit of $162,944 for the nine months ended August 31, 2015, which represented a 10% margin, as compared with a gross profit of $515,194, which also represented an 11% margin.

Discontinued Operations

We purchased a property for $2,500,000 (and rehabilitation expenses of $159,170) that is now related to discontinued operations and held for sale. Our loss and income from these discontinued operations totaled $15,880 and $69,716 for the three and months ended August 31, 2015, respectively.

Operating Expenses

Operating expenses decreased by $5,880 to $50,295 for the three months ended August 31, 2015 from $56,175 for the same period ended August 31, 2014. Our operating expenses for the three months ended August 31, 2015 mainly consisted of management fees and expenses of $26,692, professional fees of $11,539, general and administrative expenses of $8,843, and insurance expenses of $3,221. In comparison, our operating expenses for the three months ended August 31, 2014 consisted of management fees and expenses of $31,624, general and administrative expenses of $22,988, professional fees of $731 and insurance expenses of $832.

Operating expenses increased by $13,561 to $213,468 for the nine months ended August 31, 2015 from $199,907 for the same period ended August 31, 2014. Our operating expenses for the nine months ended August 31, 2015 mainly consisted of management fees and expenses of $100,534, professional fees of $60,368, general and administrative expenses of $31,956, insurance expenses of $10,693, consulting fees of $5,000 and depreciation of $4,917. In comparison, our operating expenses for the nine months ended August 31, 2014 consisted of management fees and expenses of $85,995, professional fees of $45,696, general and administrative expenses of $49,319, consulting fees of $12,000 and insurance expenses of $6,897.

We anticipate our operating expenses will increase as we continue to expand our operations. The increase will be attributable to administrative and operating costs associated with the management associated with the increase in the acquisition, renovation and sale of residential properties and our continued reporting obligations with the Securities and Exchange Commission.

Interest Expenses

We incurred interest expenses of $126,086 for the three months ended August 31, 2015, as compared with $102,595 for the same period ended August 31, 2014. We incurred interest expenses of $359,122 for the nine months ended August 31, 2015, as compared with $198,416 for the same period ended August 31, 2014.

During the reporting period, we entered into a term note agreement in the total amount of $1,500,000. The loan payable is repayable in monthly interest payments of interest only, calculated at the greater of 8.25% or 475 basis points above the Wall Street Journal’s Prime Lending Rate. Balance of principal and any unpaid interest is due July 1, 2017. We received an initial advance of $212,110. Financing fees of $42,520 have been deferred on the balance sheet and are being amortized over a 24 month period.

Prior to the reporting period, we have sold an aggregate of $9,150,000 of our 5% unsecured promissory notes (the “5% Notes”) for gross proceeds to us of $9,150,000. The 5% Notes accrued interest at the rate of 5% per annum are due and payable twenty four months from their respective dates of issuance, subject to acceleration in the event of default and the 5% Notes may be prepaid, in whole or in part, without penalty or premium.

We expect that interest expenses will increase as we plan to take on more debt to finance our property acquisitions resulting in higher interest expenses.

Net Loss

We incurred a net loss of $139,891 for the three months ended August 31, 2015, compared to net income of $255,034 for the same period ended August 31, 2014. We incurred a net loss of $336,584 for the nine months ended August 31, 2015, compared to net income of $116,871 for the same period ended August 31, 2014.

For the three months ended August 31, 2015, we incurred a loss of $124,011 from continuing operations and a net loss of $15,880 from discontinued operations. For the nine months ended August 31, 2015, we incurred a loss of $406,300 from continuing operations and net income of $69,716 from discontinued operations.

Liquidity and Capital Resources

As of August 31, 2015, we had total assets of $8,965,904. We had total liabilities of $10,573,812 as of August 31, 2015.

Operating activities provided $257,978 in cash for the nine months ended August 31, 2015, as compared with $6,378,397 used for the same period ended August 31, 2014. Our positive operating cash flow for August 31, 2015 was mainly a result of a decrease in our real property inventory and a decrease in accrued interest.

Investing activities used $150,398 in cash for nine months ended August 31, 2015, as compared with $0 used for same period ended August 31, 2014. Our negative investing cash flow for August 31, 2015 was mainly a result of a property related to discontinued operations now held for sale.

Financing activities for the nine months ended August 31, 2015 provided $16,511 in cash, as compared with cash flows provided by financing activities of $6,617,951 for same period ended August 31, 2014. Our positive cash flow from financing activities for the nine months ended August 31, 2015 was the result of proceeds from our term note agreement, as described above, offset by repayments made to Praetarion Property, Inc.

As of August 31, 2015, we had $477,776 in cash. With the cash on hand, we have sufficient cash to operate our business at the current level for the next twelve months. Our plan, however, is to acquire more properties, and to do this, we intend to fund our expansion through debt and/or equity financing arrangements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of August 31, 2015, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of August 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of August 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of August 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

•       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending August 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended August 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berkshire Homes, Inc.
Date:	November 2, 2015
By:	/s/ Llorn Kylo
Llorn Kylo
Title:	President, Chief Executive Officer and Director

